Form 10-Q
period 1997-09-30
DENTAL CARE ALLIANCE INC
filed 1997-11-17
CIK 1044914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from: ____________ to ____________

                      Commission file number: 0 - 23219

                          DENTAL CARE ALLIANCE, INC.
            ------------------------------------------------------
            (exact name of registrant as specified in its charter)


           DELAWARE                                     65-0555126
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)


                          DENTAL CARE ALLIANCE, INC.
                         1343 MAIN STREET, SUITE 700
                               SARASOTA, FL. 34236

                                (941) 955-3150
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [X]  Yes                  [ ]  No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

   Total number of shares of Common Stock, as of November 14, 1997: 6,897,700

                          DENTAL CARE ALLIANCE, INC

                                    INDEX

PART I.  FINANCIAL INFORMATION
                                                                      PAGE NO.
                                                                      --------

      Item 1.  Financial Statements                                       3

      Item 2.  Management's Discussion and Analysis of Financial          9
               Condition and Results of Operations

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                         17

      Item 2.  Changes in Securities and Use of Proceeds                 17

      Item 3.  Defaults upon Senior Securities                           17

      Item 4.  Submission of matters to a vote of Security Holders       17

      Item 5.  Other Information                                         17

      Item 6.  Exhibits and Reports on Form 8-K                          17

 Signatures                                                              18

EXHIBIT INDEX                                                            19


                        PART I. FINANCIAL INFORMATION

                          DENTAL CARE ALLIANCE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                                   PRO FORMA
                                                                DECEMBER 31,    SEPTEMBER 30,     SEPTEMBER 30,
                  ASSETS                                           1996            1997               1997
                                                               -----------      ------------      ------------
                                                                                (Unaudited)       (Unaudited)
Current Assets:
   Cash and cash equivalents ............................      $ 1,253,259      $   442,747       $   442,747
   Consulting and license fees receivable ...............           59,000           70,917            70,917
   Management fee receivable from PAs ...................          397,441          653,177           653,177
   Advances to PAs ......................................           16,454          817,554           817,554
   Other current assets .................................           27,644          131,662           131,662
   Current portion of long-term notes receivable
     from PAs ...........................................           68,460           72,533            72,533
                                                               -----------      -----------       -----------

     TOTAL CURRENT ASSETS ...............................        1,822,258        2,188,590         2,188,590

Property and equipment, net .............................           40,230          559,104           559,104
Intangible assets, net ..................................          803,753        1,682,420         1,682,420
Long-term notes receivable from PAs, less current portion          129,935          146,304           146,304
Consulting and license fees receivable, non current .....          251,925             --                --
Other assets ............................................           74,838          204,264           204,264
                                                               -----------      -----------       -----------


     TOTAL ASSETS .......................................      $ 3,122,939      $ 4,780,682       $ 4,780,682
                                                               ===========      ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................      $   491,509      $   640,651       $   640,651
   Accrued payroll and payroll related costs ............          124,236          328,504           328,504
   Other accrued liabilities ............................           67,008          327,585           327,585
   Bank credit facility .................................             --            212,687           212,687
   Current portion of long-term debt ....................          173,652          208,281           208,281
                                                               -----------      -----------       -----------

     TOTAL CURRENT LIABILITIES ..........................          856,405        1,717,708         1,717,708

Long-term debt, less current portion ....................           40,350          681,511           681,511
                                                               -----------      -----------       -----------

     TOTAL LIABILITIES ..................................          896,755        2,399,219         2,399,219

Commitments and contingencies

Mandatorily redeemable preferred stock, $.01 par value,
   15,000 shares authorized, issued and outstanding .....        1,402,562        1,503,062              --

Put rights associated with common stock .................          191,237          191,237              --
                                                               -----------      -----------       -----------

                                                                 1,593,799        1,694,299              --
                                                               -----------      -----------       -----------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 3,995,460 and 4,243,342 issued and
     outstanding ........................................           39,955           42,433            48,977
Additional paid-in capital ..............................          554,696          845,006         2,532,761
Stock subscription receivable ...........................             --           (272,768)         (272,768)
Retained earnings .......................................           37,734           72,493            72,493
                                                               -----------      -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY .........................          632,385          687,164         2,381,463
                                                               -----------      -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $ 3,122,939      $ 4,780,682       $ 4,780,682
                                                               ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.


                          DENTAL CARE ALLIANCE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       THREE MONTHS                      NINE MONTHS
                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                 --------------------------       --------------------------
                                                      1996         1997               1996           1997
                                                 -----------    -----------       -----------    -----------

Management fees ..............................   $   142,042    $ 2,220,997       $   547,114    $ 4,692,756
Consulting and licensing fees ................       114,288         54,399           253,100        216,284
                                                 -----------    -----------       -----------    -----------

      TOTAL REVENUES .........................       256,330      2,275,396           800,214      4,909,040
                                                 -----------    -----------       -----------     ----------
Managed dental center expenses:
   Staff salaries and benefits ...............          --          693,063              --        1,294,446
   Dental supplies ...........................          --          177,981              --          391,315
   Laboratory fees ...........................          --          254,600              --          627,610
   Marketing .................................          --           86,404              --          263,031
   Occupancy .................................          --          281,895              --          614,980
   Other .....................................          --          259,127              --          585,621
                                                 -----------    -----------       -----------     ----------

      TOTAL MANAGED DENTAL CENTER EXPENSES ...          --        1,753,070              --        3,777,003
                                                 -----------    -----------       -----------     ----------
                                                     256,330        522,326           800,214      1,132,037

   Salaries and benefits .....................       137,549        184,512           399,191        557,528
   General and administrative ................       119,515        177,084           237,991        313,054
   Depreciation and amortization .............         5,126         45,484            15,380         87,062
                                                 -----------    -----------         -----------    ---------
                                                     262,190        407,080           652,562        957,644
      OPERATING INCOME (LOSS) ................        (5,860)       115,246           147,652        174,393
   Interest income (expense), net ............          (646)         9,345            (5,704)        45,809
                                                 -----------    -----------       -----------      ---------
Income (loss) before income taxes and
   minority interest .........................        (6,506)       124,591           141,948        220,202
Provision for income taxes ...................          --           48,943              --           84,943
Minority interest ............................         2,219          --                5,756          --
                                                 -----------    -----------       -----------     ----------

Net income (loss) ............................        (8,725)        75,648           136,192        135,259
   Adjustment to redemption value of
      common and preferred securities ........          --             --                --          (10,500)
   Cumulative preferred stock dividend .......          --          (30,000)             --          (90,000)
                                                 -----------    -----------      -----------      ----------

Net income (loss) applicable to common stock .   $    (8,725)   $    45,648       $   136,192    $    34,759
                                                 ===========    ===========       ===========    ===========
 Unaudited pro forma data:
   Income (loss) before income taxes
      and minority interest ..................        (6,506)       124,591           141,948        220,202
   Pro forma provision (benefit) for income
       taxes .................................        (3,000)        48,943            54,000         84,943
   Minority interest .........................         2,219           --               5,756           --
                                                 -----------    -----------    -  -----------    -----------
   Pro forma net income (loss) ...............   $    (5,725)   $    75,648       $    82,192    $   135,259
                                                 ===========    ===========       ===========    ===========
   Primary pro forma net income per
   common share ..............................   $      --      $       .02       $       .02    $       .03
                                                 ===========    ===========       ===========    ===========
   Primary weighted average common
   shares outstanding ........................     3,957,952      4,947,276         3,957,952      4,943,462
                                                 ===========    ===========       ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                          DENTAL CARE ALLIANCE, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ---------------------------
                                                                     1996           1997
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................    $   136,192     $   135,259
   Adjustments to reconcile net income to
        net cash (used in) provided by operating activities:
      Depreciation and amortization ........................         15,380          87,062
      Minority interest ....................................          5,756            --
   (Increase) decrease in:
      Consulting and license fees receivable ...............        (67,791)        240,008
      Management fee receivable from PAs ...................       (129,275)       (255,736)
      Other assets .........................................         (2,573)       (104,018)
   Increase (decrease) in:
      Accounts payable .....................................         11,191         149,142
      Other accrued liabilities ............................          4,464         260,597
      Accrued payroll & payroll related costs ..............            957         204,268
                                                                -----------     -----------

      Net cash (used in) provided by operating activities ..        (25,699)        716,582

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .....................         (4,447)       (555,158)
   Advances made on notes receivable from PAs ..............        (50,000)        (72,200)
   Payments received on notes receivable from PAs ..........         56,765          51,758
   Investment in servicing agreements and other assets .....        (52,226)     (1,058,871)
                                                                -----------     -----------

      Net cash used in investing activities ................        (49,908)     (1,634,471)
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................           --            20,000
   Payments of long-term debt ..............................        (37,941)        (38,351)
   Proceeds from issuance of long-term debt ................         84,991         714,141
   Proceeds from borrowing against bank credit facility ....           --           212,687
   Advances to PAs .........................................           --          (801,100)
                                                                -----------     -----------
      Net cash provided by financing activities ............         47,050         107,377
                                                                -----------     -----------

      Net decrease in cash and cash equivalents ............        (28,557)       (810,512)
                                                                -----------     -----------

Cash and cash equivalents at beginning of period ...........         42,193       1,253,259
                                                                -----------     -----------

Cash and cash equivalents at end of period .................    $    13,636     $   442,747
                                                                -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes ..............    $      --       $    67,065
   Cash paid during the year for interest ..................    $    10,466     $    14,390
   Increase to redemption value of preferred stock .........    $      --       $    10,500
   Increase in cumulative preferred stock dividend .........    $      --       $    90,000

   The accompanying notes are an integral part of these financial statements.

                          DENTAL CARE ALLIANCE, INC.
                    Notes to Interim Financial Statements
                         September, 1997 (Unaudited)

1.     OPERATIONS AND ORGANIZATION

      Dental Care Alliance, Inc. (the "Company") provides management services to dental practices ("Managed Dental Centers") by entering into administrative services agreements ("Management Agreements") with individual dental professional corporations or professional associations (the "PAs"). In addition, the Company provides licensing services to Managed Dental Centers and certain non-managed practices ("Licensed Dental Centers").

2.     SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION/BASIS OF CONSOLIDATION. In the opinion of management, the accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996. Certain information and footnote disclosures normally in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to present a fair statement of the results for such interim periods. Certain prior period financial statement balances have been reclassified to conform with the current period presentation. The results of operations for the periods presented are not necessarily indicative of results for the full year.


      INCOME TAXES AND PRO FORMA INCOME TAXES. Upon its incorporation on October 23, 1996, the Company terminated its predecessor status as a Limited Liability Corporation and is now subject to federal income taxes. As such, the financial statements herein include a pro forma adjustment for income taxes as if the Company had been treated as a C Corporation. The effective rate utilized approximates the combined statutory federal and state income tax rate, net of the tax effects of minority interest in current earnings. Effective October 25, 1996, the Company accounted for income taxes under the liability method in accordance with Statement of Financial Accounting Standards, NO. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109").

3.     EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

      The Company's historical capital structure is not indicative of its prospective structure due to the conversion of preferred stock into common stock and the termination of the common stock put rights occured concurrent with the closing of the Company's initial public offering in November, 1997. Accordingly, historical net income per share is not considered meaningful and has not been presented herein.

      Pro forma net income per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods. Pro forma net income per share also assumes the conversion of preferred stock into common stock on the date of issuance and assumes the issuance of all contingently issuable options. Common stock and common equivalent shares issued within one year prior to the filing of the Company's registration statement at prices less that the initial public offering price have been included for all periods using the treasury stock method.

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Implementation of SFAS 128 is required for all financial statements issued subsequent to December 15, 1997 but requires pro forma disclosure in financial statements issued prior to that date.

3.    EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE (CONTINUED)

      Had the effects of conversion of preferred stock into common stock and elimination of put rights not been assumed, historical earnings per share would have been as follows. Fully diluted are consistent with primary earnings per share.

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                      --------------------------   -------------------------
                                          1996          1997          1996          1997
                                      -----------    -----------   -----------   -----------
PRIMARY EARNINGS PER SHARE

   Net Income                         $    (8,725)   $    45,648   $   136,192   $    34,759

Weighted Average Shares Outstanding     3,957,952      4,947,276     3,957,952     4,943,462

   Basic Earnings per Share           $      --      $       .01   $       .03   $       .01


4.     FINANCING

      In August 1997, the Company entered into two revolving lines of credit with a financial institution which provides for an aggregate of $1.2 million. The Company may use up to $600,000 for the purchase of non-dental assets of dental centers provided each borrowing is repaid within 45 days of draw down. The remaining $600,000 may be used for general working capital needs. The revolving lines of credit bear interest at prime plus .75% and is payable on June 1, 1998, and contain limitations on acquisition activity without prior approval. As of September 30, 1997, the Company had drawn $212,687 against its available working capital line of credit.

5.     SIGNIFICANT EVENTS

      In April 1997, the Company acquired approximately $200,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Temple Terrace, Florida. Unaudited net practice revenue of the dental practice was approximately $950,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

      In July 1997, the Company executed a 25-year Management Agreement with a dental practice located in Flint, Michigan. Unaudited net practice revenue of the dental practice was approximately $4 million for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

      In July 1997, the Company acquired four Management Agreements for $846,000, wherein it will provide management services to the PAs for 8 years. The seller financed $546,00 of this amount with terms of monthly principal and interest at 8% per annum for eight years. The PAs were previously subject to consulting and licensing agreements. Unaudited net practice revenue of the dental practices was approximately $3.4 million for the period ended December 31, 1996. The acquired Management Agreements are executed under the net revenue contract.

      In August 1997, the Company acquired approximately $175,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Tallahassee, Florida. Unaudited net practice revenue of the dental practice was approximately $900,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

      In September 1997, the Company acquired approximately $120,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in St. Petersburg,

Florida. Unaudited practice revenue of the dental practice was approximately $400,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

6.     SUBSEQUENT EVENTS

      On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.0 million.

Item 2. Management's discussion and analysis of financial condition and results of operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE CONSTANTLY CHANGING HEALTH CARE ENVIRONMENT, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISION FILINGS. OTHER RISK FACTORS ARE LISTED IN THE COMPANY'S PROSPECTUS DATED NOVEMBER 4, 1997 AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      The Company is a dental practice management company providing management and licensing services to dental practices in Florida and Michigan. As of September 30, 1997 the Company provided management and licensing services to 20 Managed Dental Centers, 15 of which are located in Florida and 5 of which are located in Michigan. Additionally, the Company provides only licensing services to 3 Licensed Dental Centers in Florida. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing.

      With respect to management services it provides to dental practices, the Company enters into Management Agreements with the professional association or corporation ("PAs") that own the practices. The Company commenced operations in November 1993 by providing management and licensing services to five dental practices located in Sarasota, Palmetto, Largo, Port Charlotte and Venice, Florida. In 1994, the Company entered into its first Management Agreement for a newly developed practice located in Englewood, Florida and entered into a Management Agreement to manage an additional existing practice in Fort Myers, Florida. In 1995, the Company entered into four new Management Agreements, two of which were with respect to newly developed practices located in Kissimmee and Bradenton, Florida and the remaining two of which were with respect to existing practices located in Sarasota and Port Richey, Florida. The Company entered into four additional Management Agreements in 1996 to manage practices located in Orlando, Tampa, Ocoee and Clearwater, Florida. In addition, the Company terminated its Management Agreements with respect to the Palmetto and Venice Managed Dental Centers in 1995 and with respect to the Port Richey Managed Dental Center in 1996.

      In April 1997, the Company acquired approximately $200,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Temple Terrace, Florida. Unaudited net practice revenue of the dental practice was approximately $950,000 for the year ended December 31, 1996.

      In July 1997, the Company acquired four Management Agreements for $846,000 wherein it will provide management services to the PAs for 8 years. The seller financed $546,000 of this amount with terms of monthly principal and interest at 8% per annum for eight years. The PAs were previously subject to consulting and licensing agreements. Unaudited net practice revenue of the dental practices was approximately $3.4 million for the period ended December 31, 1996.

      In July 1997, the Company executed a 25-year Management Agreement with a dental practice located in Flint, Michigan. Unaudited net practice revenue of the dental practice was approximately $4 million for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

      In August 1997, the Company acquired approximately $175,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Tallahassee, Florida.

Unaudited net practice revenue of the dental practice was approximately $900,000 for the year ended December 31, 1996.

      In September 1997, the Company acquired approximately $120,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in St. Petersburg, Florida. Unaudited practice revenue of the dental practice was approximately $400,000 for the year ended December 31, 1996.

      The Company believes that certain of the Management Agreements are material to the Company as a whole. For example, it is anticipated the Managed Dental Center in Flint, Michigan, will contribute in excess of 10% of the Company's aggregate revenue in 1997 and may contribute in excess of 10% of the Company's aggregate revenue in 1998. Further, the PA located in Port Charlotte, Florida contributed approximately 18% and 10% to the Company's revenues in 1996 and for the nine months ended September 30, 1997, respectively. The Flint Management Agreement has a term of 25 years and provides for a management fee equal to 74% of the Net Collected Revenues of the associated PA. The Port Charlotte Management Agreement expires in 2003 and provides for a management fee of 55% of the net profits of the associated PA. In addition, the Port Charlotte Management Agreement provides that the PA may, during the period commencing on October 20, 1998 and ending 90 days thereafter, terminate the agreement by paying the Company an amount equal to $185,460 less the amount by which the aggregate fees paid to the Company pursuant to such Management Agreement during either or both of the successive one year periods following October 20, 1996 exceeds $100,000, and satisfying other conditions set forth therein.

      Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50-90% of the net profits of the individual Managed Dental Centers, as defined in the Management Agreements, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues and is based on cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). The remaining two Management Agreements continue to have management fee structures based upon 50-55% of the net profit, as defined, of the two Managed Dental Centers. The Company will seek to cause future Management Agreements to be on terms substantially similar to those of the Standard Management Agreements. The method by which the Company manages the revenue and profitability of Managed dental Centers is fundamentally the same, regardless of whether the Management Agreement with any particular PA provides for a management fee based upon net profits or net patient revenue. In the "net profits" type of Management Agreement, both the PA owner and the Company share proportionally in the favorable impact of any initiatives. In the "net patient revenues" type of Management Agreement, the cost management benefits resulting from such initiatives accrue to the party responsible for such costs and both parties share proportionally in revenue enhancements. Period to period comparisons of the Company's results of operations set forth below should be considered in light of the significant changes in the Company's recognition of revenues and expenses resulting from the revisions to the Management Agreements in October 1996.

      All patient revenues are billed to patients and providers under the authority and identification numbers of the individual PAs. Patient revenues and receivables are recorded on the accounts of the PAs. Funds are dispersed initially to pay all the professional costs of the PAs. Thereafter, funds are disbursed to the Company under the terms of the Management Agreements. Any remaining funds are retained by the PA. If funds are insufficient to pay the Company under the terms of the relevant Management Agreement, a payable from the PA to the Company is recorded on the Company's books.

      The Company also enters into license agreements with each Dental Center pursuant to which the Company provides licensing and advertising services to the Dental Centers. In return for such services, the Company has collected fees generally ranging from $800 to $1,000 per month from each Managed Dental Center and from $600 to $1,200 from each Licensed Dental Center.

      Historically, in connection with the execution of a Management Agreement, a PA has typically acquired both the dental and the non-dental assets of a Managed Dental Center. The Company has either made loans to the acquiring PA or has assisted the PA in obtaining third-party financing to purchase such assets. Recently, the Company has acquired the non-dental assets of three Managed Dental Centers while the PAs acquired the dental assets of such Managed Dental Centers. The Company intends to use the proceeds of its public offering in part to make additional loans to PAs to purchase both the dental and non-dental assets of additional Managed Dental Centers and in part for the Company to acquire the non-dental assets of additional Managed Dental Centers.

      The Company from time to time has made loans to newly formed PAs with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the PAs execute promissory notes to the Company in the amount of such loans. At September 30, 1997, the total outstanding balance of such loans was $218,837. The notes underlying such loans generally have terms ranging from two to five years, bear interest at rates ranging between 10% and 18.5% and are secured by the assets of the related dental practice. The PAs to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans. In addition, the Company from time to time makes working capital advances to individual PAs, although it is not obligated contractually or otherwise to make such advances. The extension of loans and advances to the PAs by the Company is not considered upon entering into Management Agreements with the Company. Extension of any such loans or advances is entirely within the Company's discretion. These advances are due within 12 months of issuance, bear interest at 8%, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to PAs are guaranteed by the relevant PA owner, although there is no independent collateral for these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At September 30, 1997, the total outstanding balance of such advances was $817,554. There have been no revisions to the terms of any such loans or advances. The PAs are current in the payment of their loans or advances and the Company believes that the financial condition of the PAs to which it has made loans or advances is satisfactory. Prior to making any loan or advance, the Company analyzes the collectibility of the receivables resulting from such loans or advances based on the projected cash flow of the relevant PA and the estimated fair market value of the assets to be owned or owned by such PA. The Company, through its obligations under the Management Agreements, is able to assess on a periodic basis the collectibility of its receivables since it has access to the billing and collection information relating to the PAs' patient receivables and operational cash flow, and evaluate on a periodic basis outstanding receivables versus accounts payable and revenue trends. Accordingly, the Company is in a position to quickly assess the ability of each PA to meet its obligations under the notes and advances. As a result, the Company is able to react quickly in the event that there is a material change in the creditworthiness of any of the PAs. The Company also analyzes any historical trends of the PAs relating to bad debts or the inability of the PAs to generate collectible patient receivables. The Company assesses the guaranty of its PA owners for financial stability and creditworthiness through periodic reviews which include analysis of credit reports, bank references, personal and business tax returns and personal financial statements. In addition, the reputation of each PA owner in the business community and the length and quality of the PAs' relationship with the Company are examined by the Company to assess the PA owners as guarantors of the loans and advances.

      None of the PA owners are officers, directors or employees of the Company. Dr. Dennis A. Corona, the owner of PAs operating a majority of the Managed Dental Centers, owns 2% of the Company's Common Stock prior to the Offering. No other PA owner owns any Common Stock. In addition, four Managed Dental Centers in Michigan are owned by PAs commonly controlled by Dr. Ross Johnson.

      The PAs are primarily liable for repayment of the notes and advances to the Company with the PA owners being secondarily liable for repayment under the notes and advances. The PAs and PA owners to the extent that the assets of PAs or PA owners are insufficient to pay the outstanding balances under the notes or advances upon any default.

      The PAs take reserves against, and, when appropriate, write-off bad debts on, patient receivables. For the year ended December 31, 1996, reserves and write-offs for bad debts on patient receivables aggregated to approximately $30,000 on net patient revenues of $5,576,000. To date, there have been no defaults under, or write-offs in connection with, notes receivable from or advances to PAs, although there can be no assurance that there will be no such defaults or write-offs in the future. As there has to date been no default or material delinquency under the notes or advances, the Company has not established any reserves for such defaults. The Company will consider establishing reserves against such defaults should future circumstances demonstrate the need for such reserves.

      The Management Agreements for PAs that have acquisition loans from the Company and for most PAs with working capital advances provide that the PAs must meet their repayment obligations under any outstanding indebtedness, whether owed to the Company or any third party, prior to paying any management fees. A default under any such obligation is by its terms a default under the Management Agreement. In the event of such a default, the Company or its designee is entitled to purchase the assets and liabilities or the capital stock of the relevant PA at a price equal to 60% of the annualized gross revenues of such PA owner over the previous 24 months, minus any liabilities, including outstanding indebtedness, if any, to the Company of the PA at the date of purchase. In such event, the Company would evaluate whether, at its option, to have another PA owner or other licensed dentist assume control of the practice and continue to generate management fees or to liquidate the assets of such PA.

      The Company does not consolidate the balance sheets or the operating results (including revenue and expenses) of the dental practices under the Management Agreements since these revenues and expenses are earned and incurred by the PAs, not the Company. Similarly, the Company does not record any goodwill in connection with its execution of the Standard Management Agreements or the acquisition of non-dental assets from a dental practice, since neither of such transactions constitutes a business combination. The Company has recorded goodwill and other intangible assets in cases where the Company has paid a PA in consideration for a modification to an existing Management Agreement or entering into new Management Agreements.

      Prior to October 1996, the majority of the Company's operations were performed through limited liability companies. Except for the period from January through September, 1994 with respect to one of the Company's predecessors in interest, the Company's statements of operations prior to October 1996 do not include a provision for income taxes. Included in the Company's 1996 tax provision are amounts related to the income tax expense associated with establishing a deferred tax liability for book/tax differences arising from its reorganization from Limited Liability Corporation to C Corporation status.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

      MANAGEMENT FEES. Management fees consist of a percentage of the net realizable patient-related revenue at the majority of the PAs and a percentage of the net realizable profits earned by the remaining PAs. Management fees increased 1451% from $142,042 for the three months ended September 30, 1996, to $2.2 million for the three months ended September 30, 1997. Of this increase, $1.3 million is derived from the addition of eight Managed Dental Centers while the balance primarily relates to the October 1996 revision to the Management Agreements. Prior to 1996 the Company was not responsible for any managed dental center expenses.

      CONSULTING AND LICENSING FEES. Consulting and license fees consist of fees earned by the Company for licensing services to all of the Dental Centers and consulting services to four Managed Dental Centers in Michigan. Consulting and licensing fees decreased 52.4% from $114,288 for the three months ended September 30, 1996, to $54,399 for the three months ended September 30, 1997. The decrease is attributable to the cessation of consulting fees on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from these consulting fees are now included in management fees. The decrease in consulting fees was partially offset by $15,600 in additional license fees on the eight additional Managed Dental Centers.

      MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased from $0 for the three months ended September 30, 1996, to $1.8 million for the three months ended September 30, 1997. Of this increase, $636,106 is derived from the addition of eight Managed Dental Centers while the balance relates to the October 1996 revision to the Management Aghreements. Prior to October 1996, the Company was not responsible for any managed dental center expenses.

      SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate offices. Salaries and benefits increased 34.1% from $137,549 for the three months ended September 30, 1996, to $184,512 for the three months ended September 30, 1997. This increase was attributable primarily to the hiring of additional personnel in the Company's accounting and business development departments to administer the additional eight Managed Dental Centers.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consists of expenses related to the operation of the Company's corporate office, such as rent, legal, accounting and travel expenses. General and administrative expenses increased 48.2% from $119,515 for the three months ended September 30, 1996, to $177,084 for the three months ended September 30, 1997. This increase was primarily attributable to increased occupancy costs associated with corporate office expansion, travel and overhead for administering the additional eight Managed Dental Centers.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers and amortization expense on Management Services Agreements or other intangible assets. Depreciation and amortization expense increased 787.3% from $5,126 for the three months ended September 30, 1996, to $45,484 for the three months ended September 30, 1997. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired Management Agreements related to the eight additional Managed Dental Centers, as well as a full quarter's amortization on the Management Agreements capitalized in October 1996.

      INTEREST INCOME/(EXPENSE), NET. Interest income/(expense), net increased from ($646) expense for the three months ended September 30, 1996, to $9,345 income for the three months ended September 30, 1997. This increase was attributable primarily to earnings on increased cash balances on notes receivable from Managed Dental Centers.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

      MANAGEMENT FEES. Management fees increased 757.8% from $547,114 for the nine months ended September 30, 1996 to $4.7 million for the nine months ended September 30, 1997. Of this increase, $1.4 million is derived from the addition of eight Managed Dental Centers while the balance primarily relates to the October 1996 revision to the Management Agreements.

      CONSULTING AND LICENSING FEES. Consulting and license fees decreased 14.5% from $253,100 for the nine months ended September 30, 1996 to $216,284 for the nine months ended September 30, 1997. The decrease is attributable to the cessation of consulting fees on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from consulting fees is now included in management fees. The decrease in consulting fees was partially offset by $18,600 in additional license fees on the eight additional Managed Dental Centers.

      MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses increased from $0 for the nine months ended September 30, 1996 to $3.8 million for the nine months ended September 30, 1997. Of this increase, $749,381 is derived from the addition of eight Managed Dental Centers while the balance relates to the October 1996 revision to the Management Agreements. Prior to October 1996, the Company was not responsible for any managed dental center expenses.

      SALARIES AND BENEFITS. Salaries and benefits increased 39.7% from $399,191 for the nine months ended September 30, 1996 to $557,528 for the nine months ended September 30, 1997. This increase was attributable primarily to the hiring of additional personnel in the Company's accounting and business development department to administer the additional eight Managed Dental Centers.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 31.5% from $237,991 for the nine months ended September 30, 1996 to $313,054 for the nine months ended September 30, 1997. This increase was attributable primarily to additional occupancy costs associated with the corporate office expansion and secondarily, by additional travel-related expense incurred in connection with business development to administer the additional eight Managed Dental Centers.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 466.1% from $15,380 for the nine months ended September 30, 1996 to $87,062 for the nine months ended September 30, 1997. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the Management Agreements obtained in connection with the eight additional Managed Dental Centers as well as a full period's amortization on the Management Agreements capitalized in October, 1996.

      INTEREST INCOME/(EXPENSE), NET. Interest income/(expense), net increased from ($5,704) expense for the nine months ended September 30, 1996 to $45,809 income for the nine months ended September 30, 1997. This increase was attributable primarily to earnings on the higher cash balance as well as earnings on a subscription stock receivable in February 1997.

SEASONALITY

      The Company historically has experienced seasonal fluctuations in its quarterly revenue. Specifically, the first and fourth quarters reflect the highest patient volume, while the third quarter has traditionally had the lowest patient volume. The Managed Dental Centers in Florida have traditionally experienced increased patient visits in November through March due to an increase in the population base during these months, while patient visits decrease during the summer. Beginning in July 1997, the Company executed Management Agreements with Managed Dental Centers in Michigan. The Company expects that the seasonality in Florida will be offset to some extent by fewer seasonal fluctuations in Michigan.

QUARTERLY FINANCIAL INFORMATION

      The following table sets forth unaudited quarterly operating results for each of the Company's last four quarters. This information has been prepared on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Prospectus dated November 4, 1997.


                                                            QUARTER ENDED
                                       --------------------------------------------------------
                                        DECEMBER 31,    MARCH 31,     JUNE 30,    SEPTEMBER 30,
                                          1996(1)        1997           1997          1997
                                       -------------  -----------    ----------    ------------

Number of Managed Dental Centers (2)          12           12            13            20
Net patient revenue at Managed Dental
    Dental Centers (3) ..............    $1,434,969    $1,668,166    $1,861,076    $3,190,620
Total revenues ......................       837,214     1,204,681     1,428,963     2,275,396
Managed dental center expenses ......       603,138       921,142     1,102,791     1,753,070
Operating income ....................        71,649        28,707        30,440       115,246
Net income ..........................        66,766        26,622        32,989        75,648

----------
(1) Effective October 1996, the Company revised the terms of all its 12 then existing Management Agreements such that the Company is responsible for the payment of all non-professional expenses of the Managed Dental Centers. Ten Management Agreements were also revised to base the Company's mangement fee from a percentage of net profits at each PA to a percentage of net patient revenues from each PA. Accordingly, prior to these revisions to such 12 Managements Agreements, all non-professional expenses of the Managed Dental Centers and related revenues were reflected in each PA's financial statements.
(2)   Presented as of the end of the period.
(3) Net patient revenue is the total amount of revenue recorded by the PAs during the period. Revenue is included from and after the date on which the relevant PA executed a Management Agreement with Company.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash (used in) provided by operations for the nine months ended September 30, 1996 and 1997 was ($25,699) and $716,582, respectively. Net cash used in operations for the nine months ended September 30, 1996 consisted primarily of net income offset by increases in consulting, license fees and management fee receivables while net cash provided by operations for the nine months ended September 30, 1997 consisted primarily of net income, increases in current liabilities and decreases in consulting and license fees receivable, partially offset with an increase in management fee receivable and other assets.

      Cash used in investing activities for the nine months ended September 30, 1996 and 1997 was ($49,908) and ($1,634,471), respectively. For the nine months ended September 30, 1996, the investing activities were primarily related to organizational costs associated with the formation of the Company in October 1996 through a reorganization of its predecessor entities. For the nine months ended September 30, 1997, the investing activities included $1,058,871 related primarily to the purchase of Management Agreements for the four Michigan Managed Dental Centers and $555,158 related primarily to the purchase of non-dental assets for three additional Managed Dental Centers and certain equipment purchases for the Corporate office expansion.

      Cash provided by (used in) financing activities for the nine months ended September 30, 1996 and 1997 was $47,050 and $107,377, respectively. For the nine months ended September 30, 1996 the financing activities were exclusively related to net proceeds on the Company's long-term debt. For the nine months ended September 30, 1997, the Company had $946,828 in net proceeds on long-term debt, the bank credit facility and common stock issuances offset by $801,100 in working capital advances to PAs.

      In August 1997, the Company entered into a revolving line of credit (the "Credit Agreement") which provides for an aggregate of $1.2 million. Under the terms of the Credit Agreement, the Company may use up to $600,000 of the credit line for the purchase of non-dental assets of dental centers provided that each borrowing is repaid within 45 days of its drawdown. The remaining $600,000 may be used for general working capital needs. The revolving line of credit bears interest at 0.75% per annum above the lender's prime rate and is payable on demand. Interest only is payable monthly. Amounts borrowed pursuant to the Credit Agreement are secured by a first security interest in most of the Company's assets, including receivables and equipment. Additionally, any outstanding balances under the working capital line are guaranteed by the Company's Chairman of the Board, President and Chief Executive Officer. As of September 30, 1997, the Company had drawn $212,687 against its available line of credit.

      The Company previously has made loans to various PAs in connection with the PAs' acquisition of assets of dental practices and has made working capital advances to various PAs for their operations. The loans, which are evidenced by interest-bearing notes that are payable upon demand, are being paid in accordance with their terms. Both the loans and advances are personally guaranteed by the PA owners.

      The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company intends to lend money to PAs to fund the purchase of the assets of additional dental practices. The Company plans to finance these activities through a combination of the net proceeds of its public offering, cash flow from operations, bank financing and isssuances of Common Stock.

      On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.0 million. Based upon the Company's anticipated needs for acquisition of non-dental assets of dental practices, working capital and general corporate purposes, management believes that the combination of existing cash, cash flow from operations, available credit lines and net proceeds from the Offering will be sufficient to meet its capital requirements through 1998.

                          PART II. OTHER INFORMATION

     ITEM 1.LEGAL PROCEEDINGS.
            None.

     ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.
            On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.0 million. As of November 14, 1997, the Company has not used any of the net proceeds.

     ITEM 3.DEFAULTS UPON SENIOR SECURITIES.
            None.

     ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None.

     ITEM 5.OTHER INFORMATION.
            None.

     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS

     27      FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED SEPTEMBER 30, 1997
            (FOR SEC USE ONLY).

     REPORTS ON FORM 8-K

            NONE.

                          DENTAL CARE ALLIANCE, INC.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE:    NOVEMBER 17, 1997
                                         DENTAL CARE ALLIANCE, INC.

                                    /s/  STEVEN R. MATZKIN, DDS
                                         ----------------------------
                                         STEVEN R. MATZKIN, DDS
                                         President and Chief Executive Officer
                                         Chairman of the Board


                                    /s/  DAVID P. NICHOLS
                                         ----------------------------
                                         DAVID P. NICHOLS
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                PAGE
-------                                                ----

  27                 Financial Data Schedule