Form 10-K405
period 1997-12-31
DENTAL CARE ALLIANCE INC
filed 1998-04-01
CIK 1044914

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Sections 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the year ended December 31, 1997.

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period from _______ to ________________.

                         Commission File Number 0-23219

                           DENTAL CARE ALLIANCE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                                65-0555126
-------------------------------                         ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification Number)


              1343 MAIN STREET, SUITE 700, SARASOTA, FLORIDA 34236
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (941) 955-3150
               --------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE.
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock reported on the Nasdaq market on March 26, 1998 was $33,761,812.

As of March 26, 1998, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,977,700.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file its Definition Proxy Statement for its 1998 annual meeting of shareholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G (3) of the General Instructions for Form 10-K. Information from such Definition Proxy Statement will be incorporated by reference into Part III, Items 11-13 hereof.

                                     PART I

ITEM 1.        BUSINESS

     THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE PAS AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. OTHER RISK FACTORS ARE LISTED IN THE COMPANY'S REGISTRATION STATEMENT NO.333-34429 AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

     Dental Care Alliance, Inc. ("DCA") was formed on October 23, 1996 to effect reorganization among DCA, Golden Care Holdings ("GCH"), the predecessor which was incorporated in 1993, and its majority owned subsidiaries, (collectively the "Company"). The Company provides management and licensing services to dental practices in Florida and Michigan. As of December 31, 1997, the Company provided services to 32 Dental Centers, 29 to which the Company provided management services ("Managed Dental Centers"), and three to which the Company only provided licensing services ("Licensed Dental Centers"). Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing. The Company is currently expanding in Florida, Georgia and Michigan and intends to selectively expand into new markets. See "The Company" and Note 1 to the Consolidated Financial Statements for information relating to the history of the Company.

SERVICES AND OPERATIONS

     The Company provides management and administrative services to the Managed Dental Centers but does not provide dental care services. The Company provides, supervises or facilitates financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services for the individual dental professional corporations or professional associations (the "PAs") and employs the Managed Dental Centers' management and administrative personnel. The PAs employ and maintain full control over the general dental and specialty dental practitioners (such as orthodontists, periodontists, endodontists and oral surgeons) working at the Managed Dental Centers ("Affiliated Dentists"), hygienists and other dental professionals and set standards of care in order to promote the provision of high quality dental care. The individual PAs are responsible for compliance with state and local regulations of the practice of dentistry and with licensing and certification requirements, and each PA is responsible for acquiring and maintaining professional liability insurance. The Company's services can be grouped into three broad categories: personnel services, operational services and financial services.

     PERSONNEL SERVICES

     TRAINING AND EDUCATION. The individual PAs employ, supervise and train all dentists, dental hygienists and other dental professionals at each Managed Dental Center. The Company, while not engaged in the practice of dentistry, assists the individual PAs in training and educating professional personnel by providing analyses that allow the PAs to determine training needs. All personnel, other than dentists, dental hygienists and other dental professionals, are supervised and trained by the Company or its subcontractor. The Company also helps to coordinate group meetings and seminars at which the PAs provide continuing education to their professionals. In addition, the Company encourages and facilitates team building of the staff through regularly scheduled staff meetings and social events. Each individual PA maintains full control over the practice of dentistry by the dental professionals it employs and sets standards of practice in order to promote quality dental care.

     RECRUITING. The Company continually assists the PAs in recruiting dentists to add to its network as Affiliated Dentists. Such recruiting takes place at dental schools through the Company's contacts at such schools, at regional dental conventions and through advertising in regional and national dental publications. Recruitment of general dentists, specialists and other professionals is the primary responsibility of the Company's Director of Development.

     HUMAN RESOURCE MANAGEMENT. The Company is responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting Company employees, which include non-dental professionals providing services to the PAs. Services provided by the Company include: (i) payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll, taxes and related matters; (ii) risk management, including on-site safety inspections and monitoring, training, and workers' compensation claim management and administration; (iii) administering benefit plans; and (iv) the provision of human resource materials, consulting and expertise on other human resource issues. In Florida, a professional employer organization (the "Co-Employer") assists the Company in providing these services. The Co-Employer arrangements allow the Company to improve productivity and profitability by relieving it of certain burdens associated with employee administration, helping it to better manage certain employment-related risks, improving cash management with respect to payroll-related expenses and enabling it to provide certain benefits on a cost-effective basis. The Company intends to assume the responsibilities of the Co-Employer when it becomes operationally efficient for the Company to do so. See Item 1 "Business-Employees."

     OPERATIONAL SERVICES

     MANAGEMENT INFORMATION SYSTEMS. The Company utilizes its information systems to track data related to each Managed Dental Center's operations and financial performance. Billing and collection information is compiled on a daily basis, enabling the Company to monitor financial performance and operational efficiency. The Company generates reports for each Managed Dental Center containing information as to every visit, charge and procedure. These reports are reviewed first by the Company's Chief Financial Officer and then by the Operations Department which analyzes performance and efficiencies, particularly the ratio of dollars per patient. These reports are also given to the Dental Director who reviews them for inefficiencies and evaluates how performance may be improved. The Company provides an analysis of these results to the PAs and recommends specific measures to improve the financial performance of the Managed Dental Centers. The analysis enables a Managed Dental Center to improve its financial performance by making periodic adjustments in marketing and operations.

     QUALITY ASSURANCE. Prior to the execution of a Management Agreement with a new PA, the Company evaluates the dental practice to determine in which areas, if any, the proficiency level of the dental professionals employed by the PA can be enhanced. The Company also works closely with the Dental Directors to assure that quality dental services are being provided. While supervision of dental services is the responsibility of the Dental Directors, the Company provides Dental Directors with reports that help them evaluate performance. For example, certain dental laboratories monitor the case quality of the Affiliated Dentists in performing particular tasks. Such monitoring allows the Company and the PAs to notify the appropriate Dental Director if any procedure is being done inefficiently at a particular Managed Dental Center or by a particular Affiliated Dentist or other dental professional. The Dental Director then works directly with the dental professionals at the Managed Dental Center to identify the reason for the inefficiency and to implement solutions, such as additional training, to improve performance in that area. The Company also performs patient surveys to monitor patient satisfaction, and the Dental Directors periodically audit patient charts and provide advice to the general dentists and dental specialists employed by the PAs. See Item 1 "Business - Services and Operations
- Management Information Systems" and " - Dental Directors."

     SCHEDULING. The Company implements patient scheduling systems at each of the Managed Dental Centers. These systems enable the Company to devise daily patient schedules that maximize the efficiency of the dental professionals. Patient visits are scheduled in small time increments based upon the Company's knowledge of the time required for each type of dental procedure. In addition, the office hours of each Managed Dental Center are tailored to meet the needs of its patient population. The Company believes that its scheduling systems result in more efficient patient flow, thereby increasing productivity and patient volume.

     ADVERTISING AND MARKETING. The Company assists in developing and implementing customized marketing plans tailored to the specific characteristics of each Dental Center's market. Such marketing may include the use of local radio, TV and print advertising, and other marketing promotions. In some instances the Company seeks to promote brand name recognition of its Managed Dental Centers through use of regional brand names owned by the PAs. For example, in Florida, several of the Company's Managed Dental Centers use the name "Advanced Dental Care." In some cases, Dental Centers are marketed under the names used by the practices prior to their affiliation with the Company to take advantage of the practices' existing market position. Most states, including Florida and Michigan, place certain restrictions on the ability of corporations such as the Company to provide advertising and marketing services to the professional associations or corporations organized in such states. Many states, prohibit dentists from using, except in limited circumstances, advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a nondentist is engaged in the practice of dentistry. Florida law also requires all advertising to identify the dentist who assumes total responsibility for the advertisement and may not include the name of a person who is neither actually involved in the practice of dentistry at the advertised location nor an owner of the practice being advertised. Similarly, Michigan law requires that the name of each dentist performing services at a location be clearly disclosed by sign or lettering at such location. In addition, Michigan and Florida law impose additional restrictions on advertisements by specialists.

     PURCHASING AND DISTRIBUTION. The size of the Company's network enables the Company to purchase dental supplies, laboratory services, equipment, insurance, management information systems, advertising and office furniture at reduced costs. Dental equipment supplies are obtained by the Company as directed by the PAs and administrative supplies are purchased by the Company pursuant to high-volume supply contracts with favorable price terms. The Company monitors inventory levels and adjusts distribution to reduce carrying costs on inventory.

     FINANCIAL SERVICES

     THIRD-PARTY PAYOR MANAGEMENT. The Company examines various factors to determine which third-party payors' assignments it will recommend at each Managed Dental Center. Factors considered by the Company in making this recommendation include the types of procedures that are generally performed at the Managed Dental Centers, the geographic area served by the particular plan and the demographic characteristics of the typical plan participants. Some element of managed care is present at most Managed Dental Centers, although generally not as the primary source of revenues. The Company assists the Managed Dental Centers in the negotiation of contracts with third-party payors. As a result of its size, the Company is often able to negotiate better terms for its Managed Dental Centers with-third party payors than would be available to solo practitioners or small group dental practices.

     ACCOUNTING SERVICES. The Company provides Managed Dental Centers with a full range of accounting services, including preparation of financial statements, management of accounts payable, oversight of accounts receivable, verification of purchase orders, payroll administration and tax services. In addition, the Company assists each Managed Dental Center in the preparation of operating and financial budgets.

     THIRD-PARTY FINANCING. The Company has contracts with multiple non-recourse third-party financing companies that enable the Managed Dental Centers to offer various third-party financing options directly to their patients. The Company is not a party to the financing agreements. At the time a patient receives dental treatment and upon credit approval of the patient by the third-party financing company, the PA is paid at varying discounts to the full price of its services, based upon financing terms. The financing company is subsequently responsible for all billing to and collection from the patient and has no recourse for payment against the Company or the Managed Dental Center.

 DENTAL CENTER LOCATIONS

     The following table lists the locations of the Company's Managed Dental Centers at December 31, 1997 and the dates on which Management Agreements between the PAs that own each Managed Dental Center and the Company were first entered into.

                                                                DATE OF
           LOCATION                                       MANAGEMENT AGREEMENT
           --------                                       --------------------

        Sarasota, Florida                                    November 1993
        Largo, Florida                                       November 1993
        Port Charlotte, Florida                              November 1993
        Englewood, Florida                                   March 1994
        Fort Myers, Florida                                  October 1994
        Sarasota, Florida                                    March 1995
        Kissimmee, Florida                                   April 1995
        Bradenton, Florida                                   July 1995
        Orlando, Florida                                     June 1996
        Tampa, Florida                                       June 1996
        Ocoee, Florida                                       June 1996
        Clearwater, Florida                                  June 1996
        Tampa, Florida (North)                               April 1997
        Flint, Michigan                                      July 1997
        Detroit area, Michigan (4 centers)                   July 1997
        Tallahassee, Florida                                 August 1997
        St. Petersburg, Florida                              September 1997
        Lakeland, Florida                                    December 1997
        Palma Ceia, Florida                                  December 1997
        Rockledge, Florida                                   December 1997
        Palm Beach County, Florida (6 centers)               December 1997

     From December 31, 1997 through March 14, 1998, the Company has entered into Management Agreements involving ten Managed Dental Centers.

     The following table lists the locations of the Company's Licensed Dental Centers at December 31, 1997 and the dates on which License Agreements between the PAs that own each Licensed Dental Center and the Company were first entered into.

                                                                 DATE OF
            LOCATION                                       LICENSE AGREEMENT
            --------                                       -----------------

        Orlando, Florida                                     September 1994
        Deltona, Florida                                     September 1994
        Winter Springs, Florida                              October 1996

MANAGEMENT AGREEMENTS

     At December 31, 1997, the Company had entered into Management Agreements with 24 PAs to manage 29 centers pursuant to which the Company or its assigns are the exclusive business managers, to the extent allowable by law, of the associated Managed Dental Centers. Since December 31, 1997, the Company has entered into Management Agreements with 5 PAs to manage 10 centers. Of the total 39 Management Agreements, 36 are Standard Management Agreements (described below.) The Company plans to continue to use the Standard Management Agreement to the extent possible as it enters into arrangements with additional dental practices. However, the terms of future agreements may differ according to market conditions and the statutory and regulatory requirements of the particular state in which the dental practice is located. The Company has entered into three management agreements with respect to six additional dental practices on terms different from those of the Standard Management Agreements. Descriptions of these Management Agreements are set forth below.

     Under the Standard Management Agreements, the Company provides comprehensive administrative and business services and support to the PAs. The Company, among other things, (i) assists in the identification of areas in which the performance of the Managed Dental Centers and their dental professionals can be improved to increase revenues and operating income, (ii) provides, maintains and repairs all offices, equipment and furnishings, (iii) employs all non-professional personnel necessary for the operation of the Managed Dental Centers, (iv) provides payroll services, (v) implements standard business systems and procedures and provides or facilitates systems and efficiencies training, (vi) orders all general business inventory and supplies required by the Managed Dental Centers and handles accounts payable, (vii) establishes and maintains information systems and provides accounting and bookkeeping services,
(viii) monitors compliance with rules and regulations applicable to the Managed Dental Center business, (ix) provides marketing assistance and (x) provides assistance in billing and collections, all to the extent permitted by law.

     The Standard Management Agreements provide that the PAs are responsible for, among other things, (i) employing and supervising all Affiliated Dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to Affiliated Dentists and dental hygienists, (iii) participating in quality assurance/utilization review programs, (iv) maintaining proper dental patient records, (v) obtaining and maintaining professional liability insurance with limits of not less than $300,000 per claim and aggregate policy limits of not less than $1.0 million and (vi) any other requirements to carry out the practice of dentistry.

     Under the terms of the Standard Management Agreements, the PAs are required to indemnify, hold harmless and defend the Company from and against any and all claims from negligent or intentional acts or omissions, including the performance of dental services, by the PAs and their employees. The Company is required to indemnify, hold harmless and defend the PAs from and against any and all claims resulting from negligent or intentional acts or omissions by the Company.

     As compensation for its management services under the Standard Management Agreements, the Company earns a management fee equal to 70% - 74% of the Net Collected Revenues earned by the PA. The Company pays all of the operating and nonoperating expenses incurred by the PAs except for (i) salaries and benefits to the Affiliated Dentists and dental hygienists, (ii) licensing fees paid to the

Company, (iii) debt and asset carrying costs related to the acquisition of the dental practice, and (iv) any other direct cost to the PA not covered under the Standard Management Agreement.

     The Standard Management Agreements have 25 year terms, with automatic annual one year renewals thereafter, and are terminable by either party for cause or upon the insolvency of the other party. In the event of a material default by the PA or the PA owner, the Company has the option to cause the sale of all of the stock or all of the assets of the PA to a licensed dentist designated by the Company. In such an event, the PA owner receives the proceeds of the sale, subject in certain cases to preset formulas, less any amounts owed as a result of the default. The PA or the PA owner may terminate the agreement without cause provided the practice is sold to a dentist acceptable to the Company. The Standard Management Agreements provide that they shall be amended by the parties in the event of any regulatory matters affecting the validity of the Standard Management Agreement in a manner necessary to bring the Standard Management Agreements into compliance.

     During the terms of the Standard Management Agreements, the Company and the PAs agree not to disclose certain confidential and proprietary information regarding the other. The PAs are required under the Standard Management Agreements to use their best efforts to enter into and enforce written employment agreements with each of their professional employees containing covenants not to compete with the PA in a specified geographic area for a specified period of time, generally from one to three years after termination of the employment agreement. The employment agreements generally provide for injunctive relief in the event of a breach of the covenant not to compete. However, the PAs ability to enforce such covenants is uncertain.

     One PA in Florida is party to a Management Agreement substantially in the same form as the Standard Management Agreement, except that (i) the PA pays the Company a monthly management fee of 55% of its net profits (defined as total collected revenues on a cash basis less any patient refunds and less practice expenses, including nonprofessional staff expenses), and (ii) this agreement expires in 2003. In addition, the agreement provides that the PA may, during the period commencing on October 20, 1998 and ending 90 days thereafter, terminate the agreement by paying to the Company an amount equal to $185,460 less the amount by which the aggregate fees paid to the Company pursuant to such Management Agreement during either or both of the successive one year periods following October 20, 1996 exceeds $100,000, and satisfying other conditions set forth therein. The Company earned fees of $121,900 for the year ended December 31, 1997.

     Another PA in Florida is party to a Management Agreement substantially in the same form as the Standard Management Agreement, except that (i) the PA pays to the Company a monthly management fee of 50% of its net profits (defined as total collected revenues on a cash basis less any patient refunds and less practice expenses, including non-professional staff expenses) and (ii) this agreement expires in 2003.

     In addition, in July 1997, the Company entered into a global Management Agreement to manage four Managed Dental Centers in Michigan substantially in the same form as the Standard Management Agreement, except that it expires in July 2005. The Company subcontracts the day-to-day management functions of the four Michigan Dental Centers subject to this agreement to an affiliate of the owner of the applicable PAs. As a result, the Company pays a fee to such subcontractor equal to 80% of the net profits of these Managed Dental Centers (as defined in the Administrative Service Subcontract Agreement with such subcontractor), after certain adjustments.

     The Company intends to continue to devote a substantial amount of time and resources to identifying suitable dental practices and to negotiating Management Agreements with such practices. Identifying suitable dental practices and negotiating Management Agreements with such practices can be a lengthy and costly process. There can be no assurance that the Company will be able to identify suitable Managed Dental Center candidates, or that Management Agreements will be entered into with respect to such candidates on terms favorable to and within time frames desired by the Company, or at all. In the event that the execution of a planned Management Agreement fails to occur or is delayed, the Company's quarterly financial results may be materially lower than financial analyst's expectations, which like would cause a decline, perhaps substantial, in the market price of the Common Stock. The foregoing factors could have a material adverse effect on the Company's results of operations or financial condition and the Company's ability to continue its expansion strategy. Moreover, in connection with entering into such Management Agreements, the Company may be required to incur indebtedness or assume other liabilities which could have a material adverse effect on the Company's operating results, liquidity and capital resources, or may cause the Company to issue shares of its capital stock which could result in dilution to stockholders.

     The integration of Managed Dental Centers into the Company's network is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require, among other things, the opening of new facilities or the expansion of existing facilities, the expansion of accounting controls and procedures and the elimination of duplicate personnel. There can be no assurance that substantial unanticipated problems, costs or delays associated with such integration efforts or with such Managed Dental Centers will not arise or continue. Any such problems, costs or delays could cause the Company's financial results in the fiscal quarter including and subsequent to the execution of the relevant Management Agreements to be materially lower than financial analysts' expectations, which likely would cause a decline, perhaps substantial, in the market price of the Common Stock. In particular, the Company's expenses related to any new Managed Dental Center and, accordingly, the integration of such Managed Dental Center may have a temporary or sustained negative impact on the Company's results of operations or financial condition. There can be no assurance that the Company will be able to successfully integrate new Managed Dental Centers in a timely manner or at all, or that any new Managed Dental Center will have a positive impact on the Company's results of operations and financial condition.

     The success of the Company will depend in part on the Company's ability to effectively manage an increasing number of Managed Dental Centers, some of which are expected to be located in markets geographically distant from markets in which the Company presently operates. The addition of Managed Dental Centers may impair the Company's ability to efficiently and successfully provide management services to existing Managed Dental Centers and to manage and supervise adequately the Company's employees. The Company has little experience in managing more than 20 Managed Dental Centers, and the Company's results of operations and financial condition could be materially adversely affected if it is unable to do so effectively.

The Company's growth will require that substantial capital investment and adequate financing be available to the Company. Capital is needed for (i) the acquisition by the Company of the non-dental assets of dental practices, (ii) entering into Management Agreements, (iii) the integration of operations of dental practices, (iv) the purchase of additional equipment and technology, and
(v) loans to PAs to purchase the dental assets of dental practices. The Company believes that the net proceeds from its public offering, cash flow from operations and borrowings available under the Company's existing credit facility will be adequate to meet the Company's anticipated capital needs through 1998, although there can be no assurance to that effect. After 1998, the Company may be required to obtain financing through additional borrowings or the issuance of additional equity or debt securities. There can be no assurance that the Company will be able to obtain such financing or that, if available, such financing will be on terms acceptable to the Company. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its expansion strategy, which could have a material adverse effect on the Company's results of operations and financial condition.

LICENSE AGREEMENTS

     As of December 31, 1997, twenty-two of the Managed Dental Centers had entered into short form license agreements and seven Managed Dental Centers and each of the PAs which own the three Licensed Dental Centers had entered into long form license agreements with the Company (collectively, the "License Agreements"). The long form license agreements generally have terms of five years, with automatic five year renewal terms, while the short form license agreements have terms that are coterminous with the related Management Agreements. In consideration for the payment of a monthly license fee, which has generally ranged from $600 to $1,200, the licensee is entitled to identify its Dental Center as a member of the Company's network, participate in marketing programs, utilize the Company's discounted purchasing capabilities, and use one or more of the Company's service marks, logo types and commercial symbols (collectively, the "Licensed Symbols"). The long form license agreements also provide for a monthly advertising fee of $1,000 which, if collected would be used for general marketing, advertising and promotion of the Company's network and the Licensed Symbols. The Company has not collected any such monthly advertising fees and does not intend to do so in the future. The manner in which the licensee intends to use the Licensed Symbols must be approved in advance by the Company.

     The short form license agreements terminate immediately upon the termination of the related Management Agreement, and termination is governed by the provisions thereof. The Company may terminate the long form license agreements upon cancellation of, or failure to renew, the lease for the premises of the related Dental Center, the bankruptcy of the associated licensee or upon the occurrence of certain other events set forth in the License Agreement. The long form licensees may terminate their license agreements for cause at any time or without cause during the 30-day period commencing on the first anniversary of the execution of the agreement. Any other termination by the long form licensee constitutes a breach of the agreement.

DENTAL DIRECTORS

     The Company divides the geographic areas in which it operates into regions, each of which is under the supervision of an Affiliated Dentist (each, a "Dental Director"). At December 31, 1997, there were five regions and five Dental Directors, each employed by, or owners of, the PAs within their region. The Company has added one region and one Dental Director since December 31, 1997. The Company expects that additional regions and Dental Directors will be added by the PAs as the Company enters into Management Agreements with additional PAs in new locations.

     The primary purpose of the Dental Directors is to promote the provision of high quality dental care and to refine operating efficiencies at the Managed Dental Centers. Dental Directors continually monitor and evaluate the performance of the Affiliated Dentists and the Managed Dental Centers within their region by identifying operational inefficiencies and implementing solutions to address these inefficiencies. Each Dental Director performs periodic spot checks in which the performance of each Managed Dental Center is scrutinized in detail. The Dental Directors also assist the PAs in their region with the hiring, training and supervision of dental professionals. The Company believes that close relationships among the Dental Directors, the PAs they supervise, and the Company allows for the identification of specific inefficiencies, the quick remediation of such inefficiencies and the realization of the benefits produced by the Company's management approach.

GOVERNMENTAL REGULATION

     GENERAL OVERVIEW. The Company's operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business. The Company is also subject to laws and regulations which relate to business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with Dental Centers to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

     There can be no assurance that the laws and regulations of the states in which the Company operates or may desire to operate in the future will not change or be interpreted in the future to restrict or adversely effect the Company's relationships with Affiliated Dentists or the operation of Managed Dental Centers. Proposals that may be introduced, could, if adopted, have a material adverse effect on the Company's financial condition and results of operations. It is uncertain what legislative programs, if any, will be adopted in the future, or what actions Congress or state legislatures may take regarding health care reform proposals or legislation.

     Every state imposes licensing requirements on dentists and on their facilities and services. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. The execution of a Management Agreement with a dental practice does not in most states require any health care regulatory approval on the part of the management company or the dental practice. However, in connection with the expansion of existing operations and the entry into new markets, the Company and Dental Centers may become subject to additional and more restrictive regulation.

     HEALTH CARE REGULATIONS AFFECTING THE COMPANY. Business arrangements between dentists and business corporations that provide dental practice management services are regulated extensively at the state and federal levels, including regulation in the following areas:

               CORPORATE PRACTICE OF DENTISTRY. The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of dentistry. Florida law specifically prohibits non-professional for-profit corporations from employing dentists and dental hygienists, exercising control over patient records, and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Michigan law imposes similar restrictions on the practice of dentistry by non-professional for-profit corporations.

               Most states, including Florida and Michigan, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Both Florida and Michigan law require that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. Management Agreements provide that the Company shall not exercise control over any matters that would violate the requirements of Florida or Michigan law, as applicable. However, if the Company is deemed to interfere with the practice of dentistry at the PAs or the care, control and custody of the materials and equipment used in such practice, the Company could be materially adversely affected.

               FEE-SPLITTING AND ANTI-KICKBACK LAWS. Many states also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues. The Florida and Michigan fee-splitting laws prohibit paying or receiving any commission, bonus, kickback, or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services. In addition, Florida regulations specifically require that fees paid to entities providing management services to dental practices be at fair market value rates. The Florida and Michigan courts have not considered whether the Florida and Michigan fee-splitting statutes prohibit the payment by a dental practice of a management fee that is based on a percentage of net income or whether such a fee arrangement represents the fair market value of services rendered. However, in considering a fee-splitting statute applicable to chiropractors, a Florida court of appeals held that such statute does not prohibit the payment of a management fee that is based on a percentage of the gross income of the professional practice if the managing entity does not make referrals to the chiropractic practice.

               The Florida Board of Medicine recently considered the issue of whether a physician practice is permitted to enter into a management agreement pursuant to which the managing entity earns a management fee which includes a percentage of the practice's net income as consideration for providing certain management and operational services, including developing relationships with other physicians, hospitals and third party payors. The Florida Board of Medicine issued an opinion indicating that such a management agreement is prohibited by applicable fee-splitting statutes. However, such order has been stayed pending its appeal to the Florida courts. Although the Florida Board of Medicine's decision, if upheld, will not apply to dental practices, a person may be more likely to petition the Board of Dentistry seeking a determination as to the application of fee-splitting restrictions to dentists in the event that the Board of Medicine's order is upheld. In addition, the court considering the appeal of the Board of Medicine's order could reach conclusions or make statements that affect the application of fee-splitting provisions applicable to dental management agreements. Pursuant to the terms of the Management Agreements, in the event such a Management Agreement were determined to be in violation of applicable law, the agreement would have to be amended in a manner that complies with applicable law and preserves, to the greatest extent possible, the economic interests of the parties thereto.

               In addition, most states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care items or services, including dental items and services. Federal law also prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by federally funded health care programs such as Medicaid, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that is covered by a federal program. Percentage-based management agreements are not within regulatory fraud and abuse safe harbors relating to items and services furnished under governmental health care programs. The fact that an arrangement is not within a safe harbor does not mean that it violates the anti-kickback provisions applicable to services provided under governmental health care programs. Rather, such arrangements are subject to scrutiny based on the totality of circumstances relating to such arrangements. As a result, it is possible that the arrangements between the Company and PAs would be challenged by governmental enforcement authorities. Because the Management Agreements provide that the Company will not engage in direct marketing to potential sources of business, but will only assist the individual PAs in these endeavors by providing training, marketing materials and technical assistance, the Company believes that its services under the Management Agreements comply with applicable anti-kickback laws. Such laws would be violated and the Company could be materially adversely affected if it were determined that the Affiliated Dentists make referrals to entities that are related or affiliated to the Company or its owners for the purpose of securing, directly or indirectly, payments or other remuneration.

               ADVERTISING RESTRICTIONS. Many states, including Florida and Michigan, prohibit dentists from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-dentist is engaged in the practice of dentistry. Florida law also requires all advertising to identify the dentist who assumes total responsibility for the advertisement and may not include the name of a person who is neither actually involved in the practice of dentistry at the advertised location nor an owner of the practice being advertised. In addition, Michigan and Florida law impose additional restrictions on advertisements by specialists.

               LIMITATIONS ON DELEGATION. Most states, including Florida and Michigan, regulate the manner in which dentists delegate certain tasks to non-dentists.

               ANTI-FRAUD LAWS. State and federal laws prohibit any person from knowingly and willfully making any false statement or misrepresentation of a material fact in seeking payment for items or services. In addition, federal laws impose civil monetary penalties for filing claims that the filing party "should know" are not appropriate under rules applicable to governmentally funded health care programs.

               SELF-REFERRAL LAWS. Many states, subject to certain exceptions, prohibit referrals for certain health services if the referring dentist has an ownership interest in, and/or a compensation arrangement with, the entity receiving the referral. Many states require the dentist to disclose such interests to patients.

               Federal law, subject to certain exceptions, prohibits certain Medicare and Medicaid referrals to entities in which a dentist has an ownership interest or with which the dentist has a compensation arrangement. Significant prohibition against dentist self-referrals for services covered by the Medicaid program was enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain "designated health services" to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. "Designated health services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfied the "group practice" exception) and referrals in connection with the physician's or dentist's employment arrangements with the PA (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicaid program for services rendered following prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicaid program and civil and criminal penalties. The Company believes that its and the PAs' operations as presently conducted do not pose a material risk under Stark II, primarily because the Company and PAs do not provide "designated health services." Even if the Company or the PAs were determined to provide "designated health services," the Company believes its and/or the PAs' activities would be protected under the employment and group practice exceptions to Stark II.

               Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

               Stark II and most state self-referral laws have exceptions for in-office services provided under the direct supervision of the dentist. In addition, third-party payor contracts may require dentists to provide an even greater degree of supervision over certain in-office ancillary services in order to permit the applicable PA to bill for such services. The Company believes that its arrangements with Affiliated Dentists comply with these laws and third-party payor agreements. There is no assurance that changes in these laws or their interpretation will not affect the Company's current or future activities.

               Michigan's self-referral law is not limited to certain designated health services and it recognizes no statutory safe harbors or exceptions. Michigan prohibits directing or requiring an individual to purchase or secure a drug, device, treatment, procedure or service from another person, place, facility or business in which the referring party has a financial interest. Although such law does not provide for criminal sanctions, failure to comply with such law by a dentist could result in revocation of the dentist's license. The Michigan self-referral law has been subject to little interpretation. Currently, several different amendments to this law have been proposed, which if adopted, may in the future provide additional interpretative guidelines as to the application of Michigan's self-referral prohibition. To date, however, the term "financial interest" has only been interpreted to mean a direct "ownership interest" and has not been interpreted to mean a "compensation interest," such as an employment or personal services agreement. The legality of the Company's operations under Michigan's self-referral law is dependent upon whether the interrelationships among the entities are such that they are considered to have "financial interest" in each other, and whether the services performed by the entities for each other are considered to have been directed or required by the referrer. Should Michigan law in the future be interpreted and applied in such a way, it would have a material adverse effect on the Company.

               REGULATORY COMPLIANCE. The Company believes that health care regulations will continue to change, and as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment change. However, there can be no assurance that any such change will not adversely affect the ability of the Company to operate as it does currently or to remain profitable in doing so.

     The laws described above provide for civil and criminal penalties for their violation. These laws have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that a review of the Company's business arrangements or the operation of the Managed Dental Centers will not result in determinations that adversely affect the Company's operation or that the long-term Management Agreements or certain of their provisions will be held valid and enforceable. Further, the Company does not maintain a compliance plan. Compliance plans, which have been adopted by many health care entities, help such entities prevent, discover and correct violations or potential violations of law. In addition, the penalties assessed against an entity that violates applicable laws are likely to be reduced if such entity maintains and adheres to a compliance plan.

     In addition, these laws and their interpretation vary from state to state. The laws and regulations of certain states into which the Company seeks to expand may require the Company to change the form of relationships entered into with dental professional associations or corporations in a manner that restricts the Company's operations in those states.

INSURANCE

     The Company's business entails inherent risk of liability. The Affiliated Dentists and dental hygienists employed by the PAs are involved in the delivery of health care services to the public and accordingly, such individuals, the PAs and the Company are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company is indemnified under the Management Agreements for claims against the Company arising from the performance of medical and dental services provided by the PAs. Successful malpractice claims, however, could have an adverse effect on the Company's profitability. The PAs and the Affiliated Dentists and other dental professionals they employ maintain professional liability insurance with limits of not less than $300,000 per claim and with aggregate policy limits of not less than $1 million per dentist. The Company is a named insured in most cases. The Company does not maintain separate liability insurance. While the Company believes that the foregoing provides adequate liability insurance coverage, there can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms.

COMPETITION

     The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly competitive. The primary bases of competition between dental practice management companies are management expertise and experience, the elements of its operating strategy, the opportunity for career enhancement of potential associated dentists and other dental professionals, the size of the dental care network, the sophistication of management information systems, liquidity, the terms of the management agreements and name recognition. The Company currently competes with other dental practice management companies in its existing markets, including Coast Dental Services, Inc. and Castle Dental Centers, Inc. in Florida. There are also a number of dental practice management companies currently operating in other parts of the country which may enter the Company's existing markets in the future. Many of such competitors and potential competitors have substantially greater financial resources than the Company, have established large dental practice networks, or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or enter into additional Management Agreements on terms acceptable to the Company. In addition, as the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong presence in such markets.

     The business of providing dental services is highly competitive in each of the markets in which the Managed Dental Centers operate or in which operations are contemplated. The primary bases of such competition are quality of care and reputation, marketing exposure, convenience and traffic flow of location, relationships with managed care entities, appearance and usefulness of facilities and equipment, price of services and hours of operation. The Affiliated Dentists compete with other dentists who maintain single or satellite offices, as well as with dentists who maintain group practices, operate in multiple offices or are members of competing dental practice management networks. Many of those dentists have established practices and reputations in their markets. In addition to competing against established practices for patients, the Dental Centers compete with such practices in the retention and recruitment of general dentists, specialists and hygienists to staff the Dental Centers. If the availability of dentists begins to decline in the Company's existing or targeted markets, it may become increasingly difficult to attract and retain the dental professionals to staff the Dental Centers. There can be no assurance that the Dental Centers will be able to compete effectively with such other practices.

SERVICE MARKS

     The Company has no registered service marks, trademarks, service names, tradenames, or logo.

EMPLOYEES

     The Company has entered into an agreement with an unrelated third party co-employer pursuant to which the majority all of the Company's administrative and support staff located in each Florida Managed Dental Center as well as the Company's corporate office management and staff are co-employed. In certain cases, on a temporary basis, the Company will employ the administrative staff directly until the co-employment arrangement is established. At December 31, 1997, the Company employed or co-employed 84 persons, consisting of 36 dental assistants, 32 dental office staff, and 16 executive and administrative staff. In addition, each of the Florida PAs has entered into an agreement with the co-employer pursuant to which such PA and the co-employer co-employ all professional staff (all co-employees of the Company and the PAs are referred to hereinafter as the "Co-Employees"). At December 31, 1997, such PAs, in the aggregate, employed or co-employed 36 dental professionals, consisting of 20 dentists and 16 dental hygienists. The Company or the PAs, as the case may be, are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting co-employees while the co-employer is responsible for (i) payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll, taxes and related matters, (ii) risk management, including on-site safety inspections, monitoring, training and workers' compensation claim management and administration, (iii) administering benefit plans and (iv) human resource consulting and expertise on other human resource issues. The agreements with the co-employer are terminable by either party without cause on 30 days written notice, or for cause on 24 hours written notice. At December 31, 1997, the Company employed 28 non-professional staff in Michigan and the Company's subcontractor employed 29 non-professional staff in the Detroit area Managed Dental Centers. At December 31, 1997, the Michigan PAs employed 31 dental professionals, consisting of 17 dentists and 14 dental hygienists. See Item 1 "Business - Services and Operations - Human Resource Management."

ITEM 2.        PROPERTIES

     At December 31, 1997, the PAs, or in some cases the Company, leased between 1,200 and 10,000 square feet of office space for each of the Managed Dental Centers. Rental payments for a leased Managed Dental Center range from approximately $18,000 per annum to $144,000 per annum. The Company plans to continue to lease rather than purchase space for the Managed Dental Centers to preserve the Company's available capital. The Company intends to add Managed Dental Centers to its network, which will result in additional office space under lease. See Item 13 "Certain Relationships and Related Transactions."

     The Company leases approximately 7,000 square feet of office space in Sarasota, Florida for its corporate headquarters at an annual rental of approximately $75,000. This lease expires in April 2002 and the Company believes the facility is adequate for its current needs.

ITEM 3.        LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company. Affiliated Dentists and PAs are from time to time subject to malpractice claims. To the Company's knowledge, there are no material malpractice claims pending against any Affiliated Dentist or PA. Any such proceedings or claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

The Common Stock of the Company is traded and quoted on the NASDAQ National Market under the symbol DENT. The following table sets forth since November 4, 1997, the date the Company's Common Stock commenced trading, the high and low per share price of the Company's Common Stock as reported by NASDAQ. The Company issued 2.0 million shares of Common Stock at $12.00 per share pursuant to its initial public offering in November 1997. Prior to that date, there was no established trading market for the Common Stock.

      YEAR ENDED DECEMBER 31, 1997               HIGH          LOW

      Fourth Quarter (November 4, 1997 -       $ 13.88       $ 9.00
          December 31, 1997)

The number of stockholders of record of the Company's Common Stock on March 26, 1998 was approximately 54.

The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, $0.01 per share (the "Preferred Stock").

The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all future earnings will be retained by the Company for the development of its business. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company is subject to certain loan covenants containing certain provisions restricting the Company's ability to pay dividends.

     No securities that were not registered under the Securities Act have been issued or sold within the past year except as follows:

                                           DATE OF SALE
AMOUNT AND TYPE OF SECURITIES              OR ENTITLEMENT         PURCHASER(S)         CONSIDERATION
Option to purchase 49,576 shares of         January 1997        David P. Nichols            (1)
    Common Stock
163,080 shares of Common Stock             February 1997         Mitchell Olan              (2)
Option to purchase 6,833 shares of
    Common Stock                              April 1997     Dennis Corona, DDS, P.C.       (3)
42,401 shares of Common Stock                June 1997       The Nassau Group, Inc.     $10,000(4)
42,401 shares of Common Stock                June 1997             JF Lavelle           $10,000(5)
Option to purchase 10,938 shares of
    Common Stock                            August 1997       Dennis Corona, DDS, P.C.      (3)
Option to purchase 61,500 shares of
    Common Stock                           November 1997       Employee Option Plan         (6)
Option to purchase 124,000 shares of
    Common Stock                           November 1997     Non-Employee Option Plan       (7)
80,000 shares of Common Stock              December 1997     Marketplace Shareholders       (8)

----------------------
(1) Such options were granted pursuant to Mr. Nichols' employment agreement with an exercise price of $1.53 per share.

(2) Such shares were issued pursuant to warrants to purchase 81,540 shares of Common Stock granted to Mr. Olan on January 26, 1994 and warrants to to purchase 81,540 shares of Common Stock granted to Mr. Olan on October 25, 1996, respectively. Mr. Olan issued promissory notes to the Company in the amounts of $147,768 and $125,000, respectively in payment of such shares.

(3) Granted in connection with this PA's purchase of a dental practice and exercisable.

(4) Such shares were issued pursuant to warrants to purchase 42,401 shares of Common Stock granted to the Nassau Group, Inc. in September 1995.

(5) Such shares were issued pursuant to warrants to purchase 42,401 shares of Common Stock granted to Mr. Lavelle in September 1995.
(6) Such shares were issued pursuant to the 1997 Executive Incentive Compensation Plan with exercise prices of $12.00 per share. Company expects to register these shares in 1998.
(7) Such shares were issued pursuant to the 1997 Non-qualified Stock Option Plan with exercise prices of $12.00 per share.
(8) Such shares were issued in conjunction with acquisition of Marketplace Dental, Inc.

The aforementioned issuances and sales were made in reliance upon the exemption from the registration provisions of the 1933 Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities may not be offered, sold or transferred other than pursuant to an effective registration statement under the 1933 Act, or an exemption from such registration requirements.

The Company filed a Registration Statement (No. 333-34429) effective October 31, 1997 for its initial public offering. The offering closed on November 4, 1997. The managing underwriters for the offering were Raymond James & Associates, Inc. and William Blair & Company, LLC. Two million shares of the Company's Common Stock were sold by the Company at $12 per share for an aggregate price of $24 million. Underwriter discounts and commissions were $1.68 million. On December 5, 1997, 300,000 shares of Common Stock were sold by Selling Shareholders for an aggregate price of $3.6 million which was paid to the Selling Shareholders. Selling security holders received net proceeds of $3,348,000 after paying $252,000 in underwriter discount and commissions.

From November 4, 1997 through December 31, 1997 the Company expended an estimated $2,812,700 for costs incurred in connection with the offering, including Underwriter discounts and commissions ($1,680,000), legal ($395,000), accounting ($342,000), printing ($175,000) and miscellaneous expenses. None of these expenses were payable either directly or indirectly to any directors, officers or affiliates. After deducting these costs, net proceeds of the offering to the Company were $21,187,300.

From November 4, 1997 through December 31, 1997, the Company expended an estimated $950,000 for the purchase of tangible and intangible non-dental assets and the entering into Management Agreements with dental practices. No portion of the $950,000 was paid to any directors, officers or affiliates. The balance of the proceeds remain invested in short-term cash and cash equivalents.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The Company commenced operations in November 1993. The following selected consolidated financial data for the year ended December 31, 1993 and at December 31, 1993 are derived from the unaudited Consolidated Financial Statements of the predecessors of Dental Care Alliance, Inc. The following selected consolidated financial data for the years ended December 31, 1994, 1995, 1996 and 1997 and at December 31, 1994, 1995, 1996, and 1997 are derived from the Consolidated Financial Statements of Dental Care Alliance, Inc. and its predecessors which have been audited by Price Waterhouse LLP, independent certified public accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and other financial information included elsewhere in this Form 10-K.



                      Summary Financial and Operating Data

                                                              YEARS ENDED DECEMBER 31,
                                                 1993       1994        1995           1996           1997
                                               --------   --------   -----------    -----------    --------
                                              (UNAUDITED)
INCOME STATEMENT DATA:
Management fees                                $ 83,700   $673,304   $   513,705    $ 1,289,828    $ 7,588,193
Consulting and licensing fees                      --       42,763       262,769        347,600        290,885
                                               --------   --------   -----------    -----------    -----------
   Total revenues                                83,700    716,067       776,474      1,637,428      7,879,078
                                               --------   --------   -----------    -----------    -----------
Managed dental center expenses (1):
   Staff salaries and benefits                     --         --            --          223,657      2,021,497
   Dental supplies                                 --         --            --           79,448        650,444
   Laboratory fees                                 --         --            --           98,222        971,024
   Marketing                                       --         --            --           38,128        414,519
   Occupancy                                       --         --            --          106,501        998,141
   Other                                           --         --            --           57,182        851,631
                                               --------   --------   -----------    -----------    -----------
      Total managed dental center expenses         --         --            --          603,138      5,907,256
                                               --------   --------   -----------    -----------    -----------
                                                 83,700    716,067       776,474      1,034,290      1,971,822
Salaries and benefits                             8,339    408,716       400,669        521,683        786,795
General administrative                           16,064    204,901       234,577        260,558        600,657
Advisory services (2)                              --         --         127,768           --             --
Depreciation and amortization                      --       15,150        22,106         27,654        163,681
                                               --------   --------   -----------    -----------    -----------
   Operating income (loss)                       59,297     87,300        (8,646)       224,395        420,689
Interest income, net                                        22,584         6,494         20,781        263,568
                                               --------   --------   -----------    -----------    -----------
   Income before income taxes
   and minority interest                         59,297    109,884        (2,152)       245,176        684,257
Provision for income taxes                         --       19,919          --           35,500        263,952
Minority interest                                  --        2,440         8,654          7,674           --
                                               --------   --------   -----------    -----------    -----------
      Net income (loss)                        $ 59,297   $ 87,525   $   (10,806)   $   202,002    $   420,305
                                               ========   ========   ===========    ===========    ===========
   Adjustment to redemption value of common
      and preferred securities                     --       39,951        85,709       (191,237)       (10,500)
   Cumulative preferred stock dividend             --         --            --           (6,485)      (100,000)
                                               --------   --------   -----------    -----------    -----------
Net income applicable to common stock          $ 59,297   $127,476   $    74,903    $     4,280    $   309,805
                                               ========   ========   ===========    ===========    ===========
Net income (loss) per common share:
   Basic                                                             $      0.02    $      --      $      0.07
   Diluted                                                           $      0.02    $      --      $      0.07
Weighted average common shares outstanding:
   Basic                                                               3,791,610      3,829,029      4,610,331
   Diluted                                                             3,864,291      3,873,747       4,697,80



                                                                                   AT DECEMBER 31,
                                                        1993         1994         1995          1996           1997
                                                    ------------- ------------ ------------ -------------- --------------
                                                    (UNAUDITED)
Balance Sheet Data:
Working capital                                      $ 144,497     $113,385     $ 98,676     $ 965,853     $19,756,744
Total assets                                           187,203      466,820      524,543      3,122,939     28,554,487
Long-term debt, including current maturities            22,100      209,437      163,745        214,002      1,012,111
Redeemable common and preferred securities                -           -             -         1,593,799          -
Stockholders' equity                                    47,845      118,400      296,837        632,385     24,553,825

----------------------

(1) Effective October 1996, the Company revised the terms of all of its 12 then existing Management Agreements such that the Company is responsible for the payment of all non-professional expenses of the Managed Dental Centers. Ten Management Agreements were also revised to change the base for the Company's management fee from a percentage of net profits at each PA to a percentage of net patient revenues from each PA. Accordingly, prior to these revisions to such 12 Management Agreements, all non-professional expenses of the Managed Dental Centers and related revenues were reflected in each PA's financial statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Represents non-cash charges for warrants issued in consideration for certain financial advisory services.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dental Care Alliance, Inc. ("DCA") was formed on October 23, 1996 to effect a reorganization among DCA, Golden Care Holdings ("GCH"), the predecessor which was incorporated in 1993, and its majority owned subsidiaries, (collectively the "Company"). The Company is a dental practice management company providing management and licensing services to dental practices in Florida and Michigan. As of December 31, 1997 the Company provided management and licensing services to 29 Managed Dental Centers, 24 of which are located in Florida and 5 of which are located in Michigan. Additionally, at such date, the Company provided licensing services to 3 Licensed Dental Centers in Florida. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing.

     With respect to management services it provides to dental practices, the Company enters into Management Agreements with PAs that own the practices. The Company commenced operations in November 1993 by providing management and licensing services to five dental practices located in Sarasota, Palmetto, Largo, Port Charlotte and Venice, Florida. In 1994, the Company entered into its first Management Agreement for a newly developed practice located in Englewood, Florida and entered into a Management Agreement to manage an additional existing practice in Fort Myers, Florida. In 1995, the Company entered into four new Management Agreements, two of which were with respect to newly developed practices located in Kissimmee and Bradenton, Florida and the remaining two of which were with respect to existing practices located in Sarasota and Port Richey, Florida. The Company entered into four additional Management Agreements in 1996 to manage practices located in Orlando, Tampa, Ocoee and Clearwater, Florida. In addition, the Company terminated its Management Agreements with respect to the Palmetto and Venice Managed Dental Centers in 1995 and with respect to the Port Richey Managed Dental Center in 1996. In 1997, the Company entered into seventeen additional Management Agreements to manage five practices in Michigan and twelve in Florida.

     Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50-90% of the net profits of the individual Managed Dental Centers, as defined in the Management Agreements, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues and payment is based on cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). The remaining two Management Agreements continue to have management fee structures based upon 50-55% of the net profit, as defined, of the two Managed Dental Centers.

     The Company will seek to cause future Management Agreements to be on terms substantially similar to those of the Standard Management Agreements. The method by which the Company manages the revenue and profitability of Managed Dental Centers is fundamentally the same, regardless of whether the Management Agreement with any particular PA provides for a management fee based upon net profits or net patient revenue. In the "net profits" type of Management Agreement, both the

PA owner and the Company share proportionally in the favorable impact of any initiatives. In the "net patient revenues" type of Management Agreement, the cost management benefits resulting from such initiatives accrue to the party responsible for such costs and both parties share proportionally in revenue enhancements. Period to period comparisons of the Company's results of operations set forth below should be considered in light of the significant changes in the Company's growth and in recognition of revenues and expenses resulting from the revisions to the Management Agreements in October 1996.

     The Company believes that certain of the Management Agreements are material to the Company as a whole. The Managed Dental Center in Flint, Michigan, contributed approximately 14% of the Company's aggregate revenue in 1997 and may contribute in excess of 10% of the Company's aggregate revenue in 1998. Further, the PA located in Port Charlotte, Florida contributed approximately 18% and 9% to the Company's revenues in 1996 and 1997. The Flint Management Agreement has a term of 25 years and provides for a management fee equal to 74% of the Net Collected Revenues earned by the associated PA. The Port Charlotte Management Agreement expires in 2003 and provides for a management fee of 55% of the net profits of the associated PA. In addition, the Port Charlotte Management Agreement provides that the PA may, during the period commencing on October 20, 1998 and ending 90 days thereafter, terminate the agreement by paying the Company an amount equal to $185,460 less the amount by which the aggregate fees paid to the Company pursuant to such Management Agreement during either or both of the successive one year periods following October 20, 1996 exceeds $100,000, and satisfying other conditions set forth therein. The Company earned fees of $121,900 for the year ended December 31, 1997.

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

     The Company also enters into license agreements with each Dental Center pursuant to which the Company provides licensing and advertising services to the Dental Centers. In return for such services, the Company has collected fees generally ranging from $800 to $1,000 per month from each Managed Dental Center and $600 from each Licensed Dental Center.

     Historically, in connection with the execution of a Management Agreement, a PA has typically acquired both the dental and the non-dental assets of a Managed Dental Center. The Company has either made loans to the acquiring PA or has assisted the PA in obtaining third-party financing to purchase such assets. Recently, the Company has begun acquiring certain of the non-dental assets of Managed Dental Centers while the PAs acquire the dental assets of such Managed Dental Centers. In addition, due to changing market conditions, the Company has begun compensating PAs for the execution of Management Agreements.

     The Company from time to time has made loans to newly formed PAs with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the PAs execute promissory notes to the Company in the amount of such loans. At December 31, 1997, the total outstanding balance of such loans was $397,462. The notes underlying such loans generally have terms ranging from two to ten years, bear interest at rates ranging between 8.5% and 18.5% and are secured by the assets of the related dental practice. The PAs to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans. In addition, the Company from time to time makes working capital advances to individual PAs, although it is not obligated contractually or otherwise to make such advances. The extension of loans and advances to the PAs by the Company is not considered upon entering into Management Agreements with the Company. Extension of any such loans or advances is entirely within the Company's discretion. These advances are due within 12 months of issuance, bear interest at 8-1/2%, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to PAs are guaranteed by the relevant PA owner, although there is no independent collateral for these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At December 31, 1997, the total outstanding balance of such advances was $483,421. There have been no revisions to the terms of any such loans or advances. The PAs are current in the payment of their loans or advances and the Company believes that the financial condition of the PAs to which it has made loans or advances is satisfactory. Prior to making any loan or advance, the Company analyzes the collectibility of the receivables resulting from such loans or advances based on the projected cash flow of the relevant PA and the estimated fair market value of the assets to be owned or owned by such PA. The Company, through its obligations under the Management Agreements, is able to assess on a periodic basis the collectibility of its receivables since it has access to the billing and collection information relating to the PAs' patient receivables and operational cash flow, and evaluate on a periodic basis outstanding receivables versus accounts payable and revenue trends. Accordingly, the Company is in a position to quickly assess the ability of each PA to meet its obligations under the notes and advances. As a result, the Company is able to react quickly in the event that there is a material change in the creditworthiness of any of the PAs. The Company also analyzes any historical trends of the PAs relating to bad debts or the inability of the PAs to generate collectible patient receivables. The Company assesses the guaranty of its PA owners for financial stability and creditworthiness through periodic reviews which include analysis of credit reports, bank references, personal and business tax returns and personal financial statements. In addition, the reputation of each PA owner in the business community and the length and quality of the PAs' relationship with the Company are examined by the Company to assess the PA owners as guarantors of the loans and advances. The Company may modify the terms of Management Agreements prospectively if the PA does not perform at a level sufficient to repay the advances.

     None of the PA owners are officers, directors or employees of the Company. Dr. Dennis A. Corona, the owner of PAs operating a majority of the Managed Dental Centers, owns 1% of the Company's Common Stock. In addition, five Managed Dental Centers in Michigan are owned by PAs commonly controlled by Dr. Ross Johnson. See Note 13 to the Consolidated Financial Statements.

     The PAs are primarily liable for repayment of the notes and advances to the Company with the PA owners being secondarily liable for repayment under the notes and advances. The PAs and PA owners bear the primary risk under the notes and advances. The Company also bears the risk of non-payment to the extent that the assets of PAs or PA owners are insufficient to pay the outstanding balances under the notes or advances upon any default.

The PAs take reserves against, and, when appropriate, write-off bad debts on, patient receivables. For the year ended December 31, 1997, reserves for bad debts on patient receivables aggregated to approximately $268,000 on net patient revenues of $10,588,000. To date, there have been no defaults under, or write-offs in connection with, notes receivable from or advances to PAs, although there can be no assurance that there will be no such defaults or write-offs in the future. Although there has to date been no default or material delinquency under the notes or advances, the Company has established a reserve for such defaults in the amount of $86,000 as of December 31, 1997. The Company will consider establishing reserves against such defaults should future circumstances demonstrate the need for such reserves.

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

     The Company does not consolidate the balance sheets or the operating results (including revenue and expenses) of the dental practices under the Management Agreements since these revenues and expenses are earned and incurred by the PAs, not the Company. The Company has recorded goodwill and other intangible assets in cases where the Company has paid a PA in consideration for a modification to an existing Management Agreement or entering into new Management Agreements. Where the Company acquires the assets of another management company, such a transaction constitutes a business combination and the Company recognizes the related goodwill, if any, in accordance with the purchase method of accounting.

     Prior to October 1996, the majority of the Company's operations were performed through limited liability companies. Except for the period from January through September 1994 with respect to one of the Company's predecessors in interest, the Company's statements of operations prior to October 1996 do not include a provision for income taxes. Included in the Company's tax accruals are amounts related to establishing a deferred tax liability for book/tax differences arising from its reorganization from limited liability corporation to C corporation status.

     In October, 1997, the Company expanded its Management Information System hardware and software in the corporate office. In 1998, the Company has begun testing of new dental practice management software in several of its Managed Dental Centers. It is anticipated that all of the dental practices currently under management will have installed the new software and, where necessary, upgraded its hardware requirements. The Company believes that the cost for the hardware and software will not be in excess of $250,000. The new software installed at several of the Managed Dental Centers and the corporate offices have addressed the Year 2000 issues for those systems under the Company's control. The Company has not determined the level of preparedness of third parties with which it deals nor the implications that a failure on their part could have on the Company. The Company is in the process of making that determination. In analyzing potential new affiliations, the Company will consider the cost and timing of a practice's ability to meet the Year 2000 issue before executing an agreement.

ACQUISITION

     On December 29, 1997, the Company acquired all of the outstanding capital stock of Marketplace Dental, Inc. ("Marketplace") pursuant to the merger of Marketplace with and into Dental Care Alliance of Florida, Inc. , a wholly-owned subsidiary of the Company. This transaction has been recorded under the purchase method of accounting.

     Pursuant to the merger, the Company acquired all of the assets of Marketplace. All shares of Marketplace common stock were converted into the right to receive, in the aggregate, eighty thousand (80,000) shares of common stock of the Company and an amount in cash of approximately $500,000. In addition, the Merger Agreement calls for the issuance of additional common stock if certain operating results are achieved. Marketplace is a dental practice management company which manages six dental practices in Palm Beach County, Florida. The assets consisted primarily of non-dental assets (including dental equipment) and management agreements.

     The effective date specified in the merger agreement is December 1, 1997, based upon the assumption of defined net assets per the final November 30, 1997 balance sheet. Since the Articles of Merger were not executed and accepted by the State of Florida until December 29, 1997, the Company's statement of operations excludes the revenue and expenses of Marketplace for the period from December 1, 1997 until December 29, 1997. Had the effective date been December 1, 1997 as specified in the merger agreement, the Company's revenues and Managed Dental Center expenses for the year ended December 31, 1997 would have been as follows:

       Total revenue                                    $ 7,970,228
       Total Managed Dental Center expenses               5,970,939


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Management fees. Management fees consist of a percentage of the net realizable patient-related revenue at the majority of the PAs and a percentage of the net realizable profits earned by the remaining PAs. Management fees increased 488% from $1.3 million for the year ended December 31, 1996, to $7.6 million for the year ended December 31, 1997. Of this increase, $3.1 million is derived from the addition of seventeen Managed Dental Centers during the year, while the balance primarily relates to the

October 1996 revision to the Management Agreements. Prior to October 1996 the Company was not responsible for any managed dental center expenses. See Note 1 to the Consolidated Financial Statements.

     CONSULTING AND LICENSING FEES. Consulting and licensing fees consist of fees earned by the Company for licensing services to all of the Dental Centers and consulting services to four Managed Dental Centers in Michigan. Consulting and licensing fees decreased 16.3% from $347,600 for the year ended December 31, 1996, to $290,885 for the year ended December 31, 1997. The decrease is attributable to the cessation of consulting fees on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers, as income formerly attributable to these consulting fees are now included in the management fees, offset by the addition of seventeen Managed Dental Centers in 1997.

     MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased 879% from $603,138 for the year ended December 31, 1996, to $5.9 million for the year ended December 31, 1997. Of this increase, $2.3 million is derived from the addition of seventeen Managed Dental Centers, while the balance relates to the October 1996 revision to the Management Agreements. Prior to October 1996, the Company was not responsible for any managed dental center expenses.

     SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate and regional offices. Salaries and benefits increased 50.8% from $521,683 for the year ended December 31, 1996, to $786,795 for the year ended December 31, 1997. This increase was attributable primarily to the hiring of additional personnel in the Company's accounting and business development departments to administer the additional seventeen Managed Dental Centers.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consists of expenses related to the operation of the Company's corporate and regional offices, such as rent, legal, accounting and travel expenses. General and administrative expense increased 130.5% from $260,558 for the year ended December 31, 1996, to $600,657 for the year ended December 31, 1997. This increase was primarily attributable to the establishment of a regional office in Michigan, increased legal, insurance and other costs required of a public company, and increased costs associated with expanding the Company's corporate office to administer the additional seventeen Managed Dental Centers.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers and amortization expense on Management Agreements or other intangible assets. Depreciation and amortization expense increased 491.9% from $27,654 for the year ended December 31, 1996, to $163,681 for the year ended December 31, 1997. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired Management Agreements related to the seventeen additional Managed Dental Centers, as well as a full year's amortization on the Management Agreements capitalized in October 1996.

     INTEREST INCOME, NET. Interest income, net increased 1168.3% from $20,781 income for the year ended December 31, 1996, to $263,568 income for the year ended December 31, 1997. This increase was attributable primarily to earnings on cash balances associated with the Company's public offering in November 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     MANAGEMENT FEES. Management fees increased 151.1% from $513,705 in 1995 to $1.3 million in 1996. This increase resulted primarily from the October 1996 revision to the Management Agreements and, to a significantly lesser extent, the execution of four new Management Agreements. See Note 3 to the Consolidated Financial Statements.

     CONSULTING AND LICENSING FEES. Consulting and licensing fees increased 32.3% from $262,769 in 1995 to $347,600 in 1996. This increase was attributable primarily to an increase in the consulting fees earned from the Michigan practices, additional license fees earned from four new Managed Dental Centers and a full year of license fees from four Managed Dental Centers acquired in 1995.

     MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses increased from $0 in 1995 to $603,138 in 1996. This increase was attributable to the revisions to the Management Agreements in October 1996. Prior to 1996, the Company was not responsible for any managed dental center expenses.

     SALARIES AND BENEFITS. Salaries and benefits increased 30.2% from $400,669 in 1995 to $521,683 in 1996. This increase was attributable primarily to the hiring of additional staff at four new Managed Dental Centers.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 11.1% from $234,577 in 1995 to $260,558 in 1996. This increase was attributable to increased expense associated with the revised Management Agreements and the cost of incorporating and recapitalizing the Company.

     ADVISORY SERVICES. Advisory services expense relates to non-cash charges for warrants issued in consideration of certain advisory services rendered to the Company by a third party. Advisory services expense decreased from $127,768 in 1995 to $0 in 1996 as a result of a one time recognition in 1995 of such expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 25.1% from $22,106 in 1995 to $27,654 in 1996. This increase was attributable to depreciation of additional equipment, amortization of incorporation costs and amortization of Management Agreements capitalized in October 1996 in connection with the revision of the Management Agreements.

     INTEREST INCOME, NET. Interest income, net increased 220.0% from $6,494 in 1995 to $20,781 in 1996. This increase was attributable primarily to earnings on increased cash balances and earnings on notes receivable from Managed Dental Centers.

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


                                                              QUARTER ENDED
                                        -----------------------------------------------------
                                         MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                           1997          1997          1997          1997
                                           ----          ----          ----          ----

Number of Managed Dental Centers (1)              12           13           20           29
Net patient revenue at Managed Dental
    Dental Centers (2) ..............   $  1,668,166 $  1,861,076 $  3,190,620 $  3,868,333
Total revenues ......................      1,204,681    1,428,963    2,275,396    2,970,038
Managed dental center expenses ......        921,142    1,102,791    1,753,070    2,130,256
Operating income ....................         28,707       30,440      115,246      246,296
Net income ..........................         26,622       32,989       75,648      285,046

----------------------

(1) Presented as of the end of the period.
(2) Net patient revenue is the total amount of revenue recorded by the PAs during the period. Revenue is included from and after the date on which the relevant PA executed a Management Agreement with the Company.



LIQUIDITY AND CAPITAL RESOURCES

     Since its inception and until the Company's public offering on November 4, 1997, the Company has financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash provided by operations for the years ended December 31, 1995, 1996 and 1997 was $75,873, $270,121 and $557,767, respectively. Net cash provided by operating activities for the years ended December 31, 1995, 1996 and 1997 consisted primarily of net income, adjusted for non-cash expenses, and increases in accounts payable and accrued liabilities, offset by increases in consulting and license fee receivables and management fees receivable.

     Cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was ($5,649), ($487,858) and ($2.0 million), respectively. For the year ended December 31, 1995, payments on notes receivable offset a $20,000 increase in other assets. For the year ended December 31, 1996, the investing activities were primarily related to organizational costs associated with the formation of the Company in October 1996 through a reorganization of its predecessor entities. For the year ended December 31, 1997, the investing activities included $1.0 million related primarily to the purchase of Management Agreements for the four Michigan Managed Dental Centers and $613,006 related primarily to the purchase of non-dental assets for three additional Managed Dental Centers and certain equipment purchases for the Corporate office expansion.

     Cash (used in) provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was ($69,926), $1,428,803 and $20,572,424,
respectively. In the year ended December 31, 1995, the financing activities included $45,692 in debt repayments and $40,000 in dividends on Preferred Stock. For the year ended December 31, 1996, the financing activities were primarily related to net proceeds on the Company's issuance of preferred stock. For the year ended December 31, 1997, the Company had $21.2 million in net proceeds on common stock issuances offset by $466,967 in advances to PAs and $167,945 in net repayment of debt.

     In August 1997, the Company entered into a revolving line of credit (the "Credit Agreement") which provides for an aggregate of $1.2 million. Under the terms of the Credit Agreement, the Company may use up to $600,000 of the credit line for the purchase of non-dental assets of dental centers provided that each borrowing is repaid within 45 days of its drawdown. The remaining $600,000 may be used for general working capital needs. The revolving line of credit bears interest at 0.75% per annum above the lender's prime rate and is payable on demand. Interest only is payable monthly. Amounts borrowed pursuant to the Credit Agreement are secured by a first security interest in most of the Company's assets, including receivables and equipment. Additionally, any outstanding balances under the working capital line are guaranteed by the Company's Chairman of the Board, President and Chief Executive Officer. As of December 31, 1997, the Company had no outstanding amounts under its line of credit. In March 1998, the Company executed a non-binding commitment letter for a new credit facility in the amount of $15 million ("Credit Facility"). The Credit Facility will provide for an interest rate at 1.75% over LIBOR and will be collateralized by a majority of the Company's assets.

     The Company has made loans to various PAs in connection with the PAs' acquisition of assets of dental practices and has made working capital advances to various PAs for their operations. The loans, which are evidenced by interest-bearing notes that are payable upon demand and are personally guaranteed by the PA owners.

     The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company may acquire other dental practice management companies, expend funds to execute new Management Agreements or lend funds to PAs to purchase certain assets. The Company plans to finance these activities through a combination of the net proceeds of its public offering, cash flow from operations, bank financing and issuances of Common Stock.

     On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.2 million. Based upon the Company's anticipated needs for acquisition of non-dental assets of dental practices, working capital and general corporate purposes, management believes that the combination of existing cash, cash flow from operations and available credit lines will be sufficient to meet its capital requirements through 1998.


INFLATION

     Inflation has not had a significant impact on the Company in the past nor is it expected to have a significant impact in the foreseeable future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE
                                                                    ----

Report of Independent Certified Public Accountants.................  36
Consolidated Balance Sheets .......................................  37
Consolidated Statements of Operations  ............................  38
Consolidated Statements of Stockholders' Equity  ..................  39
Consolidated Statements of Cash Flows  ............................  40
Notes to Consolidated Financial Statements  .......................  41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Dental Care Alliance, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Dental Care Alliance, Inc. (the "Company") successor to Golden Care Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Tampa, Florida
March 30, 1998



                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                         1996         1997
               ASSETS
Current assets:
   Cash and cash equivalents                                                          $1,253,259   $20,367,722
   Consulting and license fees receivable                                                 59,000        64,116
   Management fee receivable from PAs                                                    397,441       914,026
   Advances to PAs, net                                                                   16,454       483,421
   Other current assets                                                                   27,644       254,412
   Current portion of long-term notes receivable from PAs                                 68,460        83,522
                                                                                      ----------   -----------
     Total current assets                                                              1,822,258    22,167,219

Property and equipment, net                                                               40,230     1,113,050
Intangible assets, net                                                                   803,753     4,747,303
Long-term notes receivable from PAs, less current portion                                129,935       313,940
Consulting and license fees receivable, noncurrent                                       251,925          --
Other assets                                                                              74,838       212,975
                                                                                      ----------   -----------
     Total assets                                                                     $3,122,939   $28,554,487
                                                                                      ==========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                   $  491,509   $   638,030
   Accrued payroll and payroll related costs                                             124,236        64,933
   Other accrued liabilities                                                              31,508       412,952
   Acquisition and affiliation obligations payable                                          --         920,000
   Income taxes payable                                                                   35,500       179,367
   Current portion of long-term debt and capital leases                                  173,652       195,193
                                                                                      ----------   -----------
     Total current liabilities                                                           856,405     2,410,475

Deferred income taxes                                                                       --         773,269
Long-term debt and capital leases, less current portion                                   40,350       816,918
                                                                                      ----------   -----------
     Total liabilities                                                                   896,755     4,000,662
                                                                                      ----------   -----------

Commitments and contingencies (Notes 7 and 18)                                              --            --

Mandatorily redeemable preferred stock, $.01 par value, 15,000 shares
   authorized, issued and outstanding                                                  1,402,562          --
Put rights associated with common stock                                                  191,237          --
                                                                                      ----------   -----------
                                                                                       1,593,799          --
                                                                                      ----------   -----------
Stockholders' equity:

   Common stock, $.01 par value, 50,000,000 shares authorized, 3,995,460 and 6,977,700 issued and outstanding at December 31, 1996
     and 1997, respectively                                                               39,955        69,777
   Additional paid-in capital, net of $272,268 loan receivable at December 31, 1997      554,696    24,126,009
   Retained earnings                                                                      37,734       358,039
                                                                                      ----------   -----------
     Total stockholders' equity                                                          632,385    24,553,825
                                                                                      ----------   -----------
     Total liabilities and stockholders' equity                                       $3,122,939   $28,554,487
                                                                                      ==========   ===========


   The accompanying notes are an integral part of these financial statements.


                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           1995            1996           1997
                                                        -----------    -----------    -----------
Management fees                                         $   513,705    $ 1,289,828    $ 7,588,193
Consulting and licensing fees                               262,769        347,600        290,885
                                                        -----------    -----------    -----------
      Total revenues                                        776,474      1,637,428      7,879,078
                                                        -----------    -----------    -----------

Managed dental center expenses:
   Staff salaries and benefits                                 --          223,657      2,021,497
   Dental supplies                                             --           79,448        650,444
   Laboratory fees                                             --           98,222        971,024
   Marketing                                                   --           38,128        414,519
   Occupancy                                                   --          106,501        998,141
   Other                                                       --           57,182        851,631
                                                        -----------    -----------    -----------
      Total managed dental center expenses                     --          603,138      5,907,256
                                                        -----------    -----------    -----------
Gross profit                                                776,474      1,034,290      1,971,822

   Salaries and benefits                                    400,669        521,683        786,795
   General and administrative                               234,577        260,558        600,657
   Advisory services                                        127,768           --             --
   Depreciation and amortization                             22,106         27,654        163,681
                                                        -----------    -----------    -----------

      Operating income (loss)                                (8,646)       224,395        420,689

   Interest income, net                                       6,494         20,781        263,568
                                                        -----------    -----------    -----------

Income (loss) before income taxes and
   minority interest                                         (2,152)       245,176        684,257

Provision for income taxes                                     --           35,500        263,952
Minority interest                                             8,654          7,674           --
                                                        -----------    -----------    -----------
Net income (loss)                                           (10,806)       202,002        420,305

   Adjustment to redemption value of
      common and preferred securities                        85,709       (191,237)       (10,500)
   Cummulative preferred stock dividend                        --           (6,485)      (100,000)
                                                        -----------    -----------    -----------

Net income applicable to common
   stock                                                $    74,903    $     4,280    $   309,805
                                                        ===========    ===========    ===========
   Basic net income per common share                    $      0.02           --      $      0.07
                                                        ===========    ===========    ===========
   Diluted net income per common share                  $      0.02           --      $      0.07
                                                        ===========    ===========    ===========
   Basic weighted average common shares outstanding       3,791,610      3,829,029      4,610,331
                                                        ===========    ===========    ===========
   Diluted weighted average common shares outstanding     3,864,291      3,907,492      4,697,809
                                                        ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   COMMON      ADDITIONAL
                                                     COMMON        STOCK         PAID-IN       RETAINED
                                                     STOCK       ($.01 PAR)      CAPITAL       EARNINGS        TOTAL
                                                  -------------  -----------  -------------   -----------  ---------------
Balance, January 1, 1995                             3,791,610    $  37,916    $     12,959    $  67,525    $    118,400
Net loss                                                                                         (10,806)        (10,806)
Cash contribution from shareholder                                                   15,766                       15,766
Common stock - accretion to put value                                                85,709                       85,709
Issuance of warrants                                                                127,768                      127,768
Dividends                                                                                        (40,000)        (40,000)
                                                    ----------    ---------    ------------    ---------    ------------
Balance, December 31, 1995                           3,791,610       37,916         242,202       16,719         296,837
Net Income - January 1 to October 25, 1996                                                       157,783         157,783
Purchase of minority interest                                                        18,768                       18,768
Reclassification of members capital upon
   C-Corporation election (see Note 1)                                              174,502     (174,502)           --
Issuance of common stock                               203,850        2,039         310,461                      312,500
Common stock - accretion to put value                                              (191,237)                    (191,237)
Accrued dividends on mandatorily redeemable                                                       (6,485)         (6,485)
   preferred stock
Net income - October 26 to December 31, 1996                                           --         44,219          44,219
                                                    ----------    ---------    ------------    ---------    ------------
Balance, December 31, 1996                           3,995,460       39,955         554,696       37,734         632,385
Adjustment to redemption value of preferred stock                                                (10,500)        (10,500)
Accrued dividends on mandatorily
   redeemable preferred stock                                                                   (100,000)       (100,000)
Issuance of common stock                               163,080        1,630         271,158                      272,788
Issuance of common stock for marketplace
   acquisition                                          80,000          800         799,200                      800,000
Exercise of warrants under advisory agreement           84,802          848          19,152                       20,000
Stock subscription receivable                                                      (272,768)                    (272,768)
Conversion of preferred stock                          654,358        6,544       1,778,492       10,500       1,795,536
Elimination of put rights on common stock                                          (191,237)                    (191,237)
Net proceeds from initial public offering            2,000,000       20,000      21,167,316         --        21,187,316
Net Income                                                                                       420,305         420,305
                                                    ----------    ---------    ------------    ---------    ------------
Balance, December 31, 1997                           6,977,700    $  69,777    $ 24,126,009    $ 358,039    $ 24,553,825
                                                    ----------    ---------    ------------    ---------    ------------

   The accompanying notes are an integral part of these financial statements.


                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         FOR THE YEARS ENDED DECEMBER 31,

                                                                        1995           1996           1997
                                                                     ---------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $ (10,806)   $   202,002    $    420,305
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                   22,106         27,654         163,681
        Issuance of warrants for advisory services                     127,768           --              --
        Minority interest                                                8,654          7,674            --
   (Increase) decrease in:
     Consulting and license fees receivable                            (72,765)      (147,158)        (53,191)
     Management fee receivable from P.A.s                                2,463       (353,790)       (516,585)
     Other current assets                                               (3,580)       (96,147)         90,896
   Increase (decrease) in:
     Accounts payable                                                   13,324        457,038          86,126
     Other accrued liabilities                                           1,868         29,503         263,702
     Income taxes payable                                                 --           35,500         104,867
     Deferred income taxes                                                --             --            57,269
     Accrued payroll and payroll related costs                         (13,159)       107,845         (59,303)
                                                                     ---------    -----------    ------------
        Net cash provided by operating activities                       75,873        270,121         557,767
                                                                     ---------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (4,703)        (4,444)       (613,006)
   (Advances made) payments received on long-term notes receivable
     from P.A.s                                                         19,054          3,075        (369,957)
   Purchase of intangible and other assets (Notes 4, 5 and 8)          (20,000)      (486,489)     (1,032,765)
                                                                     ---------    -----------    ------------
        Net cash used in investing activities                           (5,649)      (487,858)     (2,015,728)
                                                                     ---------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution from stockholder                                        15,766           --              --
   Proceeds from issuance of mandatorily redeemable
     preferred stock, net                                                 --        1,395,000            --
   Proceeds from issuance of common stock, net                            --             --        21,207,336
   Payments of long-term debt                                          (45,692)       (67,257)       (494,925)
   Proceeds from issuance of long-term debt                               --          117,514         326,980
   Advances to P.A.s                                                      --          (16,454)       (466,967)
   Dividends                                                           (40,000)          --              --
                                                                     ---------    -----------    ------------
        Net cash (used in) provided by financing activities            (69,926)     1,428,803      20,572,424
                                                                     ---------    -----------    ------------

        Net increase in cash and cash equivalents                          298      1,211,066      19,114,463

Cash and cash equivalents at beginning of period                        41,895         42,193       1,253,259
                                                                     ---------    -----------    ------------
Cash and cash equivalents at end of period                           $  42,193    $ 1,253,259    $ 20,367,722
                                                                     ---------    -----------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                        $  23,903           --      $    127,065
   Cash paid during the year for interest                            $  19,282    $    13,955    $     52,943
   Issuance of common stock for noncash consideration                     --      $   312,500            --
   Assumption of accounts payable and accrued liabilities
     related to revision of management service agreements                 --      $   438,300            --
   Elimination of minority interest                                       --      $    18,768
   Elimination of put rights on common stock                              --             --      $    191,237
   Conversion of preferred stock                                          --             --      $  1,795,536
   Intangible assets - noncash portion (Notes 4, 5 and 8)                 --             --      $  3,125,429

   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS AND ORGANIZATION

     Dental Care Alliance, Inc. ("DCA" or the "Company") was formed on October 23, 1996 with a nominal capital contribution, to effect a reorganization (the "Reorganization") among DCA, Golden Care Holdings L.C. ("GCH"), the predecessor entity, and its majority owned subsidiaries Golden Care Network, L.C.("GCN"), and Prophet Management L.C. ("PM"). DCA and GCH completed the Reorganization on October 25, 1996 by transferring substantially all of the assets, liabilities and operations of GCH, GCN and PM to DCA. Concurrently, shares of DCA were issued in exactly the same proportion as the shareholders of GCH. Effective November 4, 1997, the Company completed an Initial public offering of its stock. All per share amounts have been adjusted retroactively to reflect the stock split completed in anticipation of this transaction.

     As the shareholders of DCA and GCH, and their related ownership percentages, were identical at the time of the Reorganization, the Reorganization has been accounted for in a manner similar to a pooling of interests. The effects of the Reorganization, resulting in the recording of deferred income taxes upon conversion to C corporation status, have been reflected in these financial statements.

     GCH was incorporated in 1993 as a Florida Limited Liability Corporation which held 99% of GCN and 90% of PM. Concurrent with the Reorganization, the 10% minority shareholder interest of PM transferred his ownership interest in the assets of PM in exchange for 81,540 shares of the stock of DCA. These shares were issued to the minority shareholder at fair market value of $1.53 per share as determined by an independent third party appraisal of the common stock of the Company as of this date. As a result of this transaction, $125,000 was capitalized and is reflected as a component of intangible assets in the underlying financial statements and is being amortized over fifteen years. No step up in basis for the 1% minority share of GCH has been reflected, as the stockholders and stockholders' percentages of DCA and GCH were exactly the same on the date of the Reorganization, and the fair value of the 1% ownership interest is not material.

     The Company and its predecessor provide management, consulting and licensing services to dental practices in Florida, Michigan and, effective in March 1998, Georgia. The dental practices are owned by separate Professional Associations (the "PAs"), and the Company has entered into long-term Administrative Services Agreements ("Management Agreements") with the P.A.s to provide administrative, financial and technical support and expertise to the P.A.s in exchange for management, consulting and licensing fees, as described in Note 3.

     Each P.A. employs and directs the professional dental staff, including the dentists and hygienists, and provides all of the clinical services to the patients. The Company employs and directs the administrative staff and manages in collaboration with the PA owner, all of the remaining administrative, financial, marketing and professional services of the practice. As of December 31, 1997, the Company provided these management services to 29 Managed Dental Centers, 24 located in Florida and 5 in Michigan. As of December 31, 1995, 1996 and 1997, of the 9, 12 and 29 Managed Dental Centers, 6, 10 and 16 centers were owned and controlled by

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. OPERATIONS AND ORGANIZATIONS - (Continued)

     the same individual and resulted in $288,000, $1,022,000 and $4,508,000, for each of the years then ended, of the Company's management fees, respectively. As further described in Note 3, in 1996, the 10 Management Agreements were modified concurrent with the Reorganization, in exchange for 81,540 shares of the Company's common stock and assumption of the existing working capital liabilities of the PAs of $438,300. The fair value of these shares ($125,000) and the working capital liabilities assumed have been recorded as an intangible asset and are being amortized over the 25 year life of the agreements.

     The Company also provides consulting services to other PAs, under contracts in which the P.A. employs the administrative staff. Under such agreements, the Company reviews and consults on the financial and operational efficiencies of the practices. These consulting agreements were originally held by an entity which is approximately 80% controlled by the Company's President and controlling stockholder. The 20% minority stockholder assigned his interest in these agreements to the Company on October 25, 1996 in exchange for 40,770 shares of the Company's common stock which was valued at $1.53 per share, as determined by an independent third party appraisal. As a result of this transaction, $62,500 was capitalized and is reflected as a component of intangible assets in the underlying financial statements and is being amortized over the eight year remaining life of these agreements. As of December 31, 1996, the Company provided these consulting services to four Managed Dental Centers, all located in Michigan.

     In July 1997, the Company acquired the Management Agreements for these four Managed Dental Centers for $846,000, including a credit related to outstanding receivables for consulting services of $300,000 (which is forgiven ratably over the term of the associated Management Agreements), wherein it provides management services to the related practices for eight years. The acquired Management Agreements are executed under the net revenue contract (see Note 3). Unaudited net practice revenue of the dental practice was approximately $3.4 million for the period ended December 31, 1996. The Company had previously recognized revenue of $160,000 in 1996 and $53,000 for six months ended June 30, 1997, for consulting and licensing services. The Company has agreed to subcontract the day to day management of these four practices for eighty percent of the net profits of the PA, subject to certain adjustments to a Michigan based company owned by the PA owner resulting, in effect, in the acquisition of a twenty percent interest. Costs associated with this subcontract are included in General and Administrative. The Company will continue to receive license fees of $40,000 per year.

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION/BASIS OF CONSOLIDATION
     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include only those operations which are under the ownership and financial control of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The Company's predecessor subsidiaries were consolidated for the year ended 1995. The Company does not have any ownership in or exercise control over the dentistry activities of the P.A.s and accordingly, the accompanying financial statements do not consolidate the results of the PAs.

     STOCK SPLIT
     On October 6, 1997 the Company's Board of Directors authorized a 81.54 to 1 stock split. The increase in authorized shares and the stock split have been retroactively reflected in these financial statements. The Company also authorized an increase of its authorized common shares to 50 million.

     REVENUE RECOGNITION
     The Company records its revenue in accordance with Management Agreements and other consulting and licensing agreements further described in Note 3.

     ADVERTISING
     The costs of advertising, promotion and marketing, aggregating $14,437, $42,272 and $29,502 for the years ended December 31, 1995, 1996 and 1997, respectively, are expensed when incurred and are included in general and administrative expenses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of all non-current financial instruments are considered to approximate fair value based upon current market rates and instruments with similar risks and maturities.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     CONSULTING AND LICENSE FEES RECEIVABLE
     Consulting and license fees receivable represents amounts owed to the Company from various PAs for consulting and license fees provided under contracts. The Company reviews the collectibility of its receivables related to consulting and license fees. This review is based upon the cash flow of the PAs and the fair market value of the collateral of the assets of the PAs.

     MANAGEMENT FEE RECEIVABLE FROM PA
     Management fee receivable from PA consists of amounts owed to the Company

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     related to revenue recorded in accordance with Management Agreements and is recorded based upon the net realizable value of patient accounts receivable of the PAs. The Company reviews the collectibility of the patient accounts receivable of the PAs and adjusts its management fee receivable accordingly.

     ADVANCES TO PAS
     Advances to PAs consist of receivables from PAs in connection with working capital advances made to affiliated practices. The Company reviews the collectibility of its receivables related to advances to PAs. This review is based upon the cash flow of the PAs, and the fair market value of the collateral of the assets of the PAs. Commencing August 1997, under terms of note agreements such advances are repayable under terms calling for interest at 8 1/2 %, adjusted for any changes in the Company's borrowing rate, and are due within 12 months of issuance. All advances and payables between PAs under common ownership have a right of offset included in the agreement. The Company has established a reserve for these advances of $86,000 as of December 31, 1997.

     NOTES RECEIVABLE FROM PAS
     Notes receivable from PAs relate to financing of capital additions made by PAs covering certain medical and non-medical assets. Notes receivable from PAs generally have terms of 2 to 10 years, are interest bearing with rates between 8 1/2 % and 18 1/2 %, and are secured by the assets of the Managed Dental Center and personally guaranteed by the PA owners.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expenses as incurred and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

     Depreciation is computed by using the straight-line method over the estimated useful life of the asset, ranging from 3 to 10 years. Leasehold improvements are amortized over their estimated useful life or the remaining lease period, whichever is less.

     INTANGIBLE ASSETS
     Intangible assets includes certain organizational costs associated with the incorporation of the Company and costs related to consideration given to entities in exchange for (i) entering into Management Agreements, (ii) waiver by minority stockholder of any rights to receive management fees under certain Management Agreements, (iii) revised terms to existing Management Agreements and (iv) the purchase of minority stockholder rights in PM. Intangible assets are being amortized over periods of 5 to 25 years.

                          DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     STOCK BASED COMPENSATION
     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and disclose in the financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has elected to continue to account for its stock based compensation for employees under APB No. 25 and adopt the disclosure only requirements of SFAS No. 123. The Company has adopted a stock based compensation plan for certain non-employees which are accounted for under SFAS No. 123.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     DEPENDENCE ON THE PAS
     The Company receives fees for services provided to the PAs under Management Agreements, and Consulting and Licensing Agreements, but does not employ dentists or control the practices of the dentists employed by the PAs. The Company's revenue is dependent on revenue generated by the PAs and, therefore, effective and continued performance of the Managed Dental Centers during the term of the Management Agreements is essential to the Company's long-term success.

     The Management Agreements are generally for a term of 25 years beginning on the effective date of each individual agreement and renewing each and every year on the anniversary date of the subsequent year for a period of generally 25 years and may be terminated by the PA, or the Company, under certain events of default "with cause" as defined, including a material default by or bankruptcy of the Company. In the event of a material default by the PA, or its owner, the PA can sell the practice to a third party mutually agreed to or sell its assets to the Company for a preset formula price and assign ownership interest to a PA agreeable to all parties. In the event that the proper notification period is given to the Company, the PA can terminate the agreement at any time without cause if it sells the practice and assigns the agreement to another party to be approved by the Company. The sales price in such event will be determined through negotiations among the selling PA and the buyer. In no event can the Company replace the PA at will or for a nominal fee, except in the event of default. Any material loss of revenue by the PAs would have a material adverse effect on the Company, including the PAs' ability to repay their indebtedness to the Company.

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     IMPAIRMENT OF ASSETS
     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS No. 121"), was implemented by the Company in fiscal 1996. SFAS No. 121 states that if the carrying value of a long-lived asset, including associated intangibles, exceeds the sum of the estimated undiscounted cash flows from the operation of the asset, an impairment loss should be recognized for the difference between the asset's estimated fair value and carrying value. The Company periodically analyzes its financial position with regards to the provisions of SFAS No. 121. The Company evaluates whether events and circumstances have occurred that indicate the carrying amount of these long-lived assets may be impaired, by comparison of undiscounted cash flows from operations with related carrying value of the assets. At December 31, 1997, the unamortized balance of these assets are not considered to be impaired.

     ADOPTION OF NEW ACCOUNTING STANDARDS
     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which requires companies to change in fiscal 1997 the way that they calculate and present earnings per share. In accordance with those requirements, the Company now presents "basic" earnings per share, which is net income divided by weighted average shares outstanding during the period, and "diluted" earnings per share, which considers the impact of common stock equivalents. The Company's common stock equivalents consist of employee and director stock options and warrants to purchase common stock. Earnings per share presented for prior periods have been restated in accordance with SFAS 128.

     In June 1997, the FASB adopted two standards: SFAS Nos. 130 and 131, Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information, respectively. Both of these new standards relate to the presentation of financial information and do not impact the computation of net income of earnings per share. Both will be effective for the Company beginning with its 1998 annual financial statements. SFAS 130 requires that companies display "comprehensive income", which in addition to the current definition of net income includes certain amounts currently recorded directly in equity. SFAS 131 mandates the management approach to identifying business segments. Under the management approach, segments are defined as the organizational units that have been established for internal performance evaluation purposes. Management does not believe that the new standard will impact its current presentation.

     INCOME TAXES
     Upon its incorporation on October 23, 1996, as described in Note 1, the Company terminated its predecessor status as a Limited Liability Corporation and is now subject to federal income taxes. Effective October 25, 1996, the Company accounted for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109").

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   REVENUE RECOGNITION

     MANAGEMENT FEES

     Management fees represent revenue earned from managed dental practices less amounts retained by the practices for those PAs where the Company provides management services.

     The Company earns management fees from the PAs under two types of contracts: net revenue and net profits. Under the net revenue contracts, management fees are equal to 70% - 74% of the patient revenues earned by the PA Such contracts also stipulate that the Company must pay certain expenses, as defined by the Management Agreement. Under the net profits contracts, management fees are equal to between 50% and 55% of the practice's net profits, as defined. Net profit is calculated by subtracting practice expenses (which constitutes both dental and non-dental expenses), excluding depreciation and amortization, from net collected practice revenue. Contractual revenues and related expenses have, for purposes of the accompanying financial statements, been reflected on an accrual basis.

     The amounts contractually retained by the practices under net revenue contracts are intended to cover amounts incurred for (1) salary and benefits to employ the dentists, hygienists and contracted specialists; (2) licensing fees to be paid to the Company; (3) debt and asset carrying costs on the acquisition of the practices; and (4) any other direct costs to the PA not covered under the Management Agreement.

     The revised structure of the PA contracts is designed to provide the PA with the opportunity to achieve profits over the term of the contract, as well as for incentives for the PA owners and dental professionals to increase productivity and the number of patient encounters, to improve the documentation of their services so that appropriate billings can be rendered and to increase the opportunity for dental professionals other than dentists to provide services.

     Effective October 1996, the Company revised the terms of all of its 12 then existing Management Agreements such that the Company is responsible for the payment of all non-professional expenses of the Managed Dental Centers. Ten Management Agreements were also revised to base the Company's management fee from a percentage of net profits at each PA to a percentage of net revenue from each PA and two Management Agreements were modified to assign additional responsibilities to the Company. Accordingly, prior to the revision of these 12 Management Agreements, all non-professional expenses of the Managed Dental Centers and related revenues were reflected in each PAs financial statements. The Company expects to primarily utilize net revenue contracts in the future.

     The PA located in Port Charlotte, Florida, has the right to terminate its Management Agreement during a 90-day period beginning in October 1998. Such Managed Dental Center contributed approximately 8% and 18% to the Company's revenue in 1997 and 1996, respectively. The Management Agreement expires in 2003.

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. REVENUE RECOGNITION - (Continued)

     The following table sets forth the gross practice revenue earned and amounts retained by the PAs, and the management fees earned by the Company for the periods ended:


                                                                       DECEMBER 31,
                                                           1995          1996         1997
                                                         ----------   ----------   -----------
   COMMONLY CONTROLLED PAS - GROUP 1 - NET REVENUE
   CONTRACTS (10/26/96-12/31/97) (NON-TERMINATED):
     Net practice revenue                                  $     --   $  725,215   $ 6,098,141
     Amounts contractually retained by the PAs                   --      188,554     1,589,760
                                                         ----------   ----------   -----------
     Management fees                                       $     --   $  536,661   $ 4,508,381
                                                         ==========   ==========   ===========
   COMMONLY CONTROLLED PAS - GROUP 1 - NET PROFIT
   CONTRACTS (1/1/94-10/25/96) (NON-TERMINATED):
     Net practice revenue                                $1,115,011   $3,290,171   $      --
     Amounts contractually retained by the PAs              983,864    2,820,871          --
                                                         ----------   ----------   -----------
     Management fees                                     $  131,147   $  469,300   $      --
                                                         ==========   ==========   ===========

   COMMONLY CONTROLLED PAS - GROUP 2 - NET REVENUE
   CONTRACTS
     Net practice revenue                                $     --     $     --     $ 2,928,739
     Amounts contractually retained by PAs                     --           --         758,950
                                                         ----------   ----------   -----------
     Management fees                                     $     --     $     --     $ 2,169,789
                                                         ==========   ==========   ===========
   ALL OTHER PAS (ALL UNDER NET PROFIT CONTRACTS)
   (NON-TERMINATED):
     Net practice revenue                                $2,454,859   $1,459,121   $ 1,561,314
     Amounts contractually retained by the PAs            2,169,545    1,178,370       651,291
                                                         ----------   ----------   -----------
     Management fees                                     $  285,314   $  280,751   $   910,023
                                                         ==========   ==========   ===========
   TERMINATED CONTRACTS (ALL UNDER NET
   PROFIT CONTRACTS):
     Net practice revenue                                $  945,149   $  101,552   $      --
     Amounts contractually retained by the PAs              847,905       98,436          --
                                                         ----------   ----------   -----------
     Management fees                                     $   97,244   $    3,116   $      --
                                                         ==========   ==========   ===========
   ALL PAS COMBINED:
     Net practice revenue                                $4,515,019   $5,576,059   $10,588,194
     Amounts contractually retained by the PAs            4,001,314    4,286,231     3,000,001
                                                         ----------   ----------   -----------
     Management fees                                     $  513,705   $1,289,828   $ 7,588,193
                                                         ==========   ==========   ===========
      Managed dental center expenses                           --        603,138     5,907,286
                                                         ----------   ----------   -----------
        Net management fees                              $  513,705   $  686,690   $ 1,680,937
                                                         ==========   ==========   ===========

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. REVENUE RECOGNITION - (Continued)

     Had the net profits method been in effect for all of fiscal 1996, management fees would have been $708,336. Had the contracts been in effect for all of fiscal 1996, management fees would have been as follows:

        Management fees                      $4,270,410
        Managed dental center expenses        3,303,710
                                             ----------
        Net management fees                  $  966,700
                                             ==========

     CONSULTING AND LICENSING FEES
     Consulting fees related to training of personnel and other administrative services were performed by the Company for four managed dental centers which were not serviced under the Management Agreements through June 30, 1997. Subsequent to June 30, 1997, the Company and the PA owner executed 8-year Management Agreements for these four managed dental centers. The Management Agreements executed are net revenue contracts.

     As of December 31, 1997, the Company also provides separate licensing services to the 32 Managed Dental Centers. The licensing agreements typically call for a 25 year term, in exchange for an annual fee from each practice of approximately $10,000 - $12,000 per year. As part of the licensing agreements, the Company will solicit and negotiate managed care contracts for the practice and provide opportunities for the licensed practice to participate in group purchasing and marketing plans.

4.  AFFILIATIONS

     In April 1997, the Company acquired approximately $200,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Temple Terrace, Florida. Unaudited net practice revenue of the dental practice was approximately $950,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

     In July 1997, the Company executed four Management Agreements for $846,000 wherein it will provide management services through a subcontractor to the PAs for 8 years. The Seller financed $546,000 of this amount with terms of monthly principal and interest at 8% per annum for 8 years. The PAs were previously subject to consulting and licensing agreements. Unaudited net practice revenue of the dental practices was approximately $3.4 million for the period ended December 31, 1996. The Management Agreements executed are net revenue contracts.

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

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In September 1997, the Company acquired approximately $120,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in St. Petersburg, Florida. Unaudited practice revenue of the dental practice was approximately $400,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

     In December 1997, the Company executed a 25-year Management Agreement with a dental practice located in Tampa, Florida, and acquired non-dental equipment of $50,000, $20,000 of which is included in acquisition and affiliated obligations payable. Unaudited net practice revenue of the dental practice was approximately $600,000 for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

     In December 1997, the Company executed a 25-year Management Agreement with a dental practice in Lakeland, Florida. The total cost to the Company was $420,000 which was allocated to Management Agreement. Unaudited net practice revenue of the dental practice was approximately $800,000 for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

     In December 1997, the Company executed a 25-year Management Agreement with a practice located in Rockledge, Florida. The total cost to the Company was $1,000,000, of which $800,000 was allocated to Management Agreement and $400,000 of which is included in acquisition and affiliation obligations payable. Unaudited net practice revenue of the dental practice was approximately $1.6 million for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

5.   ACQUISITIONS

     On December 29, 1997, the Company acquired all of the outstanding capital stock of Marketplace Dental, Inc., a Florida corporation ("Marketplace"), pursuant to the merger ("Merger"), of Marketplace with and into Dental Care Alliance of Florida, Inc. ("DCA Florida"), a wholly-owned subsidiary of the Company. Marketplace was the practice management company resulting from the reorganization of Childrens Dental Arcade, Inc. and Wellington Marketplace Group, PA, on October 1, 1997. The Merger was consummated pursuant to that certain Agreement and Plan of Merger dated December 29, 1997 ("Merger Agreement") among the Company, Marketplace, DCA Florida and the Marketplace shareholders.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. ACQUISITIONS - (Continued)

     DCA Florida was the surviving corporation in the Merger. Marketplace was a dental practice management company which managed six dental practices in Palm Beach County. Pursuant to the Merger the Company acquired all of the assets and assumed certain liabilities of Marketplace. Such assets consisted primarily of non-dental assets (including dental equipment) and management agreements. Pursuant to the Merger, all shares of Marketplace common stock were converted into the right to receive, in the aggregate 80,000 shares of unregistered common stock of the Company and an amount in cash of approximately $500,000, which is included in acquisition and affiliation obligations payable. In addition, the Merger Agreement calls for the issuance of additional common stock if certain operating results are achieved.

     As a result of the acquisition, the Company has recorded the following net assets:

                     Current assets            $    146,774
                     Property and equipment         505,343
                     Intangible assets            1,760,429
                     Other assets                    21,645
                     Current liabilities            (57,137)
                     Long-term debt                (420,054)
                     Deferred tax liability        (657,000)
                                               ------------
                                               $  1,300,000
                                               ============

     The following unaudited pro forma consolidated results of operations of the Company give effect to the Marketplace acquisition for 1996 and 1997 as if the acquisition had occurred at the beginning of each respective period.

                                                       PRO FORMA      PRO FORMA
                                                         1996            1997
                                                      ----------      ----------
     Total revenues                                   $2,809,458      $9,083,727
     Net income                                       $   33,140      $  262,633
     Net income per common share:
          Basic                                       $     0.01      $     0.06
          Diluted                                     $     0.01      $     0.06
     Weighted average common shares outstanding:
          Basic                                        3,909,029       4,689,673
          Diluted                                      3,987,492       4,777,151

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                         1996           1997
                                     -----------    -----------
     Dental and other equipment      $    24,900    $   911,841
     Leasehold improvements               45,027        296,437
     Vehicles                             13,901         13,901
                                     -----------    -----------
                                          83,828      1,222,179
     Less accumulated depreciation       (43,598)      (109,129)
                                     -----------    -----------
                                     $    40,230    $ 1,113,050
                                     ===========    ===========

     Depreciation expense for the periods ended December 31, 1995, 1996 and 1997 was $17,939, $15,508 and $65,529, respectively.

7. OPERATING LEASES

     The Company leases office space for its corporate offices and, under the terms of certain Management Agreements, office space and certain non-dental assets on behalf of its Managed Dental Centers.

     Future minimum lease payments under these agreements as of December 31, 1997 are:

     1998                             $     1,365,240
     1999                                   1,224,496
     2000                                     949,237
     2001                                     838,026
     2002                                     685,097
     Thereafter                             2,871,081
                                       ---------------
                                      $     7,933,177
                                      ===============

     Operating lease expense for the periods ended December 31, 1995, 1996 and 1997 was $48,079, $118,000 and $856,822, respectively.

8. INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                           1996          1997
                                         --------     ----------

     Organizational costs                $ 60,097     $   74,963
     Deferred financing costs                 --           9,739
     Management Agreements                750,802      4,767,897
                                         --------     ----------
                                          810,899      4,852,599
                                           (7,146)      (105,296)
                                         --------     ----------
                                         $803,753     $4,747,303
                                         ========     ==========

     Amortization expense for the periods ended December 31, 1995, 1996 and 1997 was $4,167, $12,146 and $98,152, respectively.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. DEBT

     Long-term debt and capital leases consists of the following:

                                                                          1996                1997
                                                                        ---------         ------------
     Note payable to seller, interest rate at 9%, principal
     and interest payable monthly, maturing in
     April 2005, unsecured                                                           $       -         $    546,067

     Capital lease obligations, secured by equipment and leasehold improvements at specific dental practices. Various terms ranging
     from five to six years with imputed interest rates of 13.6% - 17.2%                     -             348,652

     Note payable to equipment finance company, secured
     by equipment at specific dental practices, interest at
      11.9%, maturing in 2002                                                                -             117,392

     Note payable to financial institution, interest at prime plus 1%
     (9.5% and 9.25% at December 31, 1995 and 1996, respectively), principal and interest payable monthly, maturing in October 1999,
     secured by dental equipment and the other  business assets of the Company          57,805                  -

     Note payable to financial institution, interest at prime plus 1%
     (9.5% and 9.25% at December 31, 1995  and 1996, respectively),
      principal and interest payable  monthly, maturing in August 1999, unsecured       53,017                  -

     $60,000 line of credit to financial institution, secured principal payable due on demand, interest paid quarterly at 9.25% per year until first change date then rate will be prime plus 1%,
     guaranteed by the Company's President and Chief Executive
     Officer                                                                            57,260                  -

     $40,000 line of credit to financial institution maturing March 26,
     1997, secured by a money market account of the Company's President and Chief Executive Officer, principal due on demand, interest paid quarterly at 7.25% per year until first change
     date then rate will be prime plus 1%                                               39,899                 -

     Other                                                                               6,021                 -
                                                                                    ----------        ----------
                                                                                       214,002         1,012,111
     Less current portion                                                              173,652            195,193
                                                                                    ----------        -----------
                                                                                    $   40,350        $   816,918
                                                                                    ==========        ===========

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. DEBT - (Continued)

     Future debt payments as of December 31, 1997 are:

        1998                                     $   195,193
        1999                                         192,392
        2000                                         205,366
        2001                                         108,499
        2002                                         102,854
        Thereafter                                   207,807
                                                  -----------
                                                  $1,012,111
                                                  ===========

     The Company has two revolving lines of credit with a financial institution which provides for an aggregate of $1.2 million. The Company may use up to $600,000 for the purchase of non-dental assets of dental centers provided each borrowing is repaid within 45 days of draw down. The $600,000 may be used for general working capital needs. The revolving lines of credit bear interest at prime plus .75% and are payable on June 1, 1998, and contain limitations on acquisition activity without prior approval. The entire $1.2 million under the lines were available at December 31, 1997.

10.  INCOME TAXES

     As described in Note 1, through October 23, 1996, the Company consisted of a group of Limited Liability Corporations ("LLCs") with one subsidiary operating as a C Corporation in 1994.

     The provision for income tax related to the C Corporation for the period October 23, 1996 through December 31, 1996 and the year ended December 31, 1997 consists of the following:

                                                 1996            1997
                                             ----------       --------
           Current expense (benefit):
              Federal                        $   17,000       $254,514
              State                               2,900         51,253
           Deferred expense (benefit):
              Federal                            13,600        (36,594)
              State                               2,000         (5,581)
                                             ----------       --------
           Total                             $   35,500       $263,952
                                             ----------       --------

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. INCOME TAXES - (Continued)

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1996            1997
                                                        --------      ----------
         U.S. federal taxes at statutory rate          $ 83,360      $  230,539
                Increase (decrease)
                State taxes, net                          3,737          23,841
                Flow through entity income              (51,597)
                Amortization of intangibles                               5,333
                Nondeductible items                                       4,239
                                                       --------      ----------
         Income tax provision                          $ 35,500      $  263,952
                                                       ========      ==========

         Deferred tax assets (liabilities) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             1996           1997
                                                          ---------      ---------
         Deferred taxes, current:
               Reserve for bad debts                      $    --        $  33,529
                                                          ---------      ---------
         Net deferred tax asset current                        --           33,529
                                                          ---------      ---------
         Deferred taxes, non-current:
              Depreciation                                  (15,600)         4,040
              Amortization of intangibles                                  (10,272)
              Book in excess of tax basis in
                 tangible assets                                          (767,037)
                                                          ---------      ---------
         Net deferred tax (liability), non-current          (15,600)      (773,269)
                                                          ---------      ---------
         Net deferred tax (liability)                     $ (15,600)     $(739,740)
                                                          =========      =========

         A deferred tax liability has been recorded for several intangible assets related to management agreements entered into during 1997 for which book basis exceeded tax basis.

11.      MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK

         MANDATORILY REDEEMABLE PREFERERED STOCK
         On October 25, 1996, the Company executed a subscription agreement which provided for the issuance of $1.5 million (15,000 shares at $100/share) in mandatorily redeemable preferred stock. Under the terms of that agreement, $500,000 of preferred stock was issued on October 25, 1996 and $1,000,000 was issued on December 31, 1996. Proceeds of this issuance are reflected net of $105,000 of related offering costs paid under the Advisory Agreement described in Note 14.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK (Continued)

         The Company had authorized 15,000 shares of Series A Convertible Preferred Stock with a par value of $0.01 per share. The preferred stock accrued cumulative dividends at $8/share, had voting and preemptive rights, adjustments for dilutive effects and liquidation preferences equal to $100/share plus accrued unpaid dividends. Dividends were payable in cash or, at holders' option, one-half in cash and one-half in common stock. Upon consummation of the Company's initial public offering on November 4, 1997, the preferred stock was converted into common stock.

         COMMON STOCK WITH PUT RIGHTS
         In January 1994, GCH sold to a third party an owners interest equivalent to 13%. In connection with the sale of this owners interest, the owner became a director of the Company and the Company attached certain put rights which are exercisable after January 1, 2001, if the Company had not completed a public offering of its common stock by that date. The per share price applicable to the "put rights" is 6 times pre-tax net income for the calendar year immediately preceding the exercise of the put times the ownership percentage that will be put back to the Company.

         Concurrent with the Reorganization, this ownership interest was converted to 530,010 shares of common stock of the Company with put rights which are equivalent to those described above. As of December 31, 1996, the redemption value of these put rights has been reclassified to temporary equity, from permanent equity on the Company's balance sheet. Upon consummation of the Company's initial public offering on November 4, 1997, the put rights provisions were eliminated.

12.      EMPLOYEE BENEFITS

         On January 26, 1994 and October 25, 1996, the Company issued to one of its officers warrants to purchase 81,540 shares of stock (at each grant date), with an exercise price at the then fair market value (aggregate value of $147,768 and $125,000 respectively) of the stock, as determined by an independent third party appraisal. The warrants became fully vested in January 1997. All such warrants were exercised in February 1997, and the exercise price was funded by an interest bearing note from the Company. This interest bearing note has been offset against additional paid-in capital in stockholders' equity at December 31, 1997.

         On January 21, 1997, the Company issued a stock option for 49,576 shares of stock to another officer of the Company which are exercisable, in whole or in part, immediately. Exercise price is fair market value on the grant date ($1.53 per share). In no event shall this option be exercisable after January 21, 2002.

         In November 1997, the Company adopted the 1997 Executive Incentive Compensation Plan (the "Incentive Plan") which is designed to attract and retain employees, officers and Directors. The Incentive Plan is administered by the Stock Option and Compensation Committee of the Board of Directors and 250,000 shares of common stock have been reserved for the Incentive Plan.

         Concurrent with the adoption of the Incentive Plan, the Company issued stock options for 61,500 shares to its employees. The options vest over a period of 3 to 5 years and must be exercised by February 2003. Exercise price is fair market value on grant debt ($12.00 per share). Currently any shares issued upon exercise would be unregistered. The Company expects to register the shares underlying the Incentive Plan before the shares issued in November, 1997 become exercisable.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. EMPLOYEE BENEFITS - (Continued)

         The following table summarizes the Company's stock option activity under the Incentive Plan:

                                                           WEIGHTED       FAIR
                                                           AVERAGE       VALUE
                                                NUMBER     EXERCISE    OF OPTIONS
                                              OF SHARES     PRICE        GRANTED
                                              ---------   ---------    ----------
         Granted during 1995                     --       $    --       $   --
         Exercised during 1995                   --       $    --       $   --
         Outstanding at December 31, 1995      81,540     $    1.81
         Exercisable at December 31, 1995      40,770     $    1.81     $   1.61

         Granted during 1996                   81,540     $    1.53     $   1.36
         Exercised during 1996                   --       $    --           --
         Outstanding at December 31, 1996     163,080     $    1.67         --
         Exercisable at December 31, 1996     122,310     $    1.67         --

         Granted during 1997                   61,500     $   12.00     $   2.66
         Exercised during 1997                163,080     $    1.67         --
         Outstanding at December 31, 1997      61,500     $   12.00         --
         Exercisable at December 31, 1997        --       $    --           --

         The following table summarizes the stock options outstanding and exercisable under the Incentive Plan at December 31, 1996 and 1997:

                                                                   OUTSTANDING                         EXERCISABLE
                                                     ----------------------------------------   -------------------------
                                                                   WEIGHTED
                                                                    AVERAGE       WEIGHTED                     WEIGHTED
                                   RANGE OF            NUMBER      REMAINING      AVERAGE          NUMBER      AVERAGE
                                   EXERCISE              OF       CONTRACTUAL     EXERCISE           OF        EXERCISE
                                    PRICE              OPTIONS       LIFE          PRICE           OPTIONS      PRICE
                               -----------------     ----------------------------------------   -------------------------
         December 31, 1996      $1.53 - $1.81          163,080     2 months     $    1.67          122,310      $ 1.67
         December 31, 1997          $12.00              61,500    46 months     $   12.00             --        $  --

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions: no dividend yield, 11% expected volatility, risk-free interest rates ranging from 5.80% and average expected lives of four years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. EMPLOYEE BENEFITS - (Continued)

         valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              1995         1996          1997
                                           ----------     ------     -----------
         Net income                        $   74,903     $4,280     $   270,036
                                           ==========     ======     ===========
         Basic net income per share        $      .02     $ --       $       .06
                                           ==========     ======     ===========
         Diluted net income per share      $      .02     $ --       $       .06
                                           ==========     ======     ===========

         Because the SFAS No. 123 provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

         For periods prior to the registration of the Company's common stock, independent valuations were utilized to determine the value of the common stock.

13.      NON-EMPLOYEE OPTION PLAN AND WARRANTS

         In November 1997, the Company adopted the 1997 Non-qualified Stock Option Plan ("Non-employee Plan") which is designed to provide additional incentives for the PAs with which the Company has entered into management agreements to attract and retain qualified dentists, health care specialists and PA owners. The Non-employee Plan is administered by the Stock Option and Compensation Committee of the Board of Directors and 425,000 shares of Common Stock have been reserved for the Non-employee Plan.

         Concurrent with the adoption of the Non-employee Plan, the Company issued stock options for 124,000 shares. The options vest over a period of 3 to 5 years and must be exercised by February 2003. Exercise price is fair market value on the grant date ($12.00 per share). Currently any shares issued would be unregistered. The Company has not yet determined whether the shares underlying the Non-employee Plan will be registered.

         In conjunction with work performed under the Advisory Agreement (Note
         14), the Company also granted warrants to advisors.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. NON-EMPLOYEE OPTION PLAN AND WARRANTS - (Continued)

         The following table summarizes the Company's stock option activity under the Non-employee Plan:

                                                                    WEIGHTED          FAIR
                                                                    AVERAGE           VALUE
                                                   NUMBER           EXERCISE        OF OPTIONS
                                                  OF SHARES           PRICE          GRANTED
                                                  ---------         ---------       ----------
         Granted during 1995                       137,803          $    1.74       $     --
         Exercised during 1995                          --          $      --       $     --
         Outstanding at December 31, 1995          137,803          $    1.74
         Exercisable at December 31, 1995           84,802          $    1.74       $   1.55

         Granted during 1996                            --          $      --       $     --
         Exercised during 1996                          --          $      --       $     --
         Outstanding at December 31, 1996          137,803          $    1.74
         Exercisable at December 31, 1996           84,802          $    1.74

         Granted during 1997                       124,000          $   12.00       $   2.66
         Exercised during 1997                      84,802          $    1.74
         Outstanding at December 31, 1997          177,001          $    8.93
         Exercisable at December 31, 1997           53,001          $    1.74

         The following table summarizes the stock options outstanding and exercisable at December 31, 1996 and 1997 under the Non-employee Plan:

                                                              OUTSTANDING                      EXERCISABLE
                                                    -----------------------------------   -------------------------
                                                                 WEIGHTED
                                                                 AVERAGE        WEIGHTED                WEIGHTED
                                  RANGE OF           NUMBER      REMAINING      AVERAGE     NUMBER      AVERAGE
                                  EXERCISE             OF       CONTRACTUAL     EXERCISE      OF        EXERCISE
                                   PRICE            OPTIONS        LIFE          PRICE      OPTIONS      PRICE
                                ---------------     ------------------------------------   ------------------------

         December 31, 1996      $0.24 - $1.74       137,803      6 months       $   1.74    84,802      $   1.74
         December 31, 1997      $1.74 - $12.00      177,001      46 months      $   8.93    53,001      $   1.74

         The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions: no dividend yield, 11% expected volatility, risk-free interest rates ranging from 5.80% and average expected lives of four years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's non-employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its non-employee stock options. For purposes of expense recognition, the estimated fair value of the options is amortized to expense over the options' vesting period.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. NON-EMPLOYEE OPTION PLAN AND WARRANTS - (Continued)

         The Company recorded expense associated with the grant of options and warrants totaling $15,993, $0, and $39,769, for the years ending December 31, 1995, 1996, and 1997, respectively.

14.      ADVISORY SERVICES

         The Company entered into an exclusive corporate development advisory agreement ("Advisory Agreement") in September 1995, as amended on April 25, 1996, under which the Company is committed to the following:

/bullet/ A retainer each quarter equal to the greater of $4,000 or 6 percent of the Company's quarterly income before income tax expenses in excess of $75,000 beginning February 1, 1996, through the date of the initial public offering (November 4, 1997), which is recorded as a component of general and administrative expenses;

/bullet/ Warrants to purchase an ownership interest (84,802 shares) at an exercise price of $20,000 for services rendered in connection with business development and other financial management advisory services. These warrants were exercised in June 1997;

/bullet/ A fee of $105,000 with respect to the issuance of the mandatorily redeemable preferred stock described in Note 11;

/bullet/ A fee of $100,000 and a 5 year warrant to purchase 29,167 shares of common stock at an exercise price equal to $12 per share, upon consummation of its initial public offering on November 4, 1997; and

/bullet/ Warrants to purchase 53,001 shares of common stock at an exercise price of $92,355, which became vested upon the completion of the Company's initial public offering for services rendered in connection with financial, marketing and administrative support related to the initial public offering on November 4, 1997.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.      EARNINGS PER SHARE

         RECONCILIATION
         The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the indicated years:

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                                1995                1996              1997
                                            -------------     ---------------    -------------
         Basic earnings per share:
            Numerator                       $      74,903     $         4,280    $     309,805
                                            -------------     ---------------    -------------
         Denominator:
            Common shares outstanding           3,791,610           3,829,029        4,610,331
                                            -------------     ---------------    -------------
            Basic earnings per share        $        0.02     $             -    $        0.07
                                            =============     ===============    =============

         Diluted earnings per share:
            Numerator                       $      74,903     $         4,280    $     309,805
                                            -------------     ---------------    -------------
         Denominator:
            Common shares outstanding           3,791,610           3,829,029        4,610,331
            Assumed conversion of options          72,681              78,463           87,478
                                            -------------     ---------------    -------------
            Total shares                        3,864,291           3,907,492        4,697,809
                                            -------------     ---------------    -------------
            Diluted earnings per share      $        0.02     $             -    $        0.07
                                            =============     ===============    =============

         Options to purchase 81,540 shares of Common Stock at $1.81 per share, which were outstanding since October 1994 were not included in the computation of diluted earnings per share for 1995 or 1996 because the options' exercise price was greater than the average market price of the common shares. These options were exercised in 1997.

         PRO FORMA
         Upon its incorporation on October 23, 1996, as described in Note 1, the Company terminated its predecessor status as a limited liability corporation and became subject to federal and state income taxes. In addition, due to the conversion of the preferred stock into common stock and the termination of the common stock put rights concurrent with the closing of the initial public offering, pro forma net income per share is computed using the pro forma net income of the Company before deductions for the adjustment in redemption value of the common and preferred securities and preferred stock dividends. Since the Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings per Share" in 1997, pro forma adjustments for income taxes as if the Company had been treated as a C corporation and the impact of the preferred stock comversion have not been included in historical earnings per share in the Statement of Operations. Had the Company not restated prior years' earnings per share, the pro forma effect would have been as follows:

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. EARNINGS PER SHARE - (Continued)

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                    1995           1996             1997
                                                 ---------       ---------      -----------
         Income (loss) before income taxes
           and minority interest                 $  (2,152)      $ 245,176      $   684,257
         Pro forma provision for income tax           --            94,000             --
         Provision for income tax (after
           conversion to C corporation)                                             263,952
         Minority interest in consolidated
           subsidiaries                              5,343           4,739             --
                                                 ---------       ---------      -----------

         Pro forma net income (loss)             $  (7,495)      $ 146,437      $   420,305
                                                 =========       =========      ===========

         Basic earnings per share                $    --         $    0.04      $      0.09
                                                 ---------       ---------      -----------
         Diluted earnings per share              $    --         $    0.04      $      0.09
                                                 ---------       ---------      -----------

16.      RELATED PARTY TRANSACTIONS

         The Company's President, Chief Executive Officer and majority stockholder owns or controls entities which do business with the Company or its Managed Dental Centers. The Company and its Managed Dental Centers incurred rent totaling $87,756, $108,110 and $193,900 for the years ending December 31, 1995, 1996 and 1997, respectively, payable to such entities. The Company also paid for certain laboratory costs of a related party on behalf of the Company's President and controlling stockholder. These amounts totaled $60,700 and $133,448 for the years ending December 31, 1996 and 1997, respectively. The amount of $60,000, which is personally guaranteed by the Company's President, has been reflected in other assets as such amounts have been structured as a demand note. The Managed Dental Centers have also incurred capital lease obligations payable to a related entity owned 33% by the Company's President totaling approximately $119,000, $108,000 and $102,000 as of December 31, 1995, 1996 and 1997, respectively. Interest expense on such obligations was approximately $16,000, $21,000 and $19,000 for the years ending December 31, 1995, 1996 and 1997, respectively.

                           DENTAL CARE ALLIANCE, INC.
                   (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.     SIGNIFICANT CUSTOMERS

         As described in Note 1, a majority of the Managed Dental Centers are owned by PAs commonly controlled by the same individual. All PAs and the commonly controlled PAs are indebted to the Company as follows:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1996            1997
                                                                  ----------      ----------
         TOTAL ALL PAs:
         Consulting and license fees receivable                   $   59,000      $   64,116
         Management fee receivable from PAs                          397,441         914,026
         Advances to PAs                                              16,454         483,421
         Current portion of long-term notes receivable                68,460          83,522
         Long-term notes receivable from PAs, less
           current portion                                           129,935         313,940
         Consulting and license fees receivable, non current         251,925            --
                                                                  ----------      ----------
                                                                  $  923,215      $1,859,025
                                                                  ==========      ==========
         AMOUNT OWED BY THE COMMONLY CONTROLLED PAs:              $  647,251      $1,535,384
                                                                  ----------      ----------

         This individual has personally guaranteed this indebtedness in the event the receivable cannot be paid by the PAs has pledged the ownership interest rights of PAs subordinate to acquisition debt. This represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should the PAs and the individual be unable to pay its debts. Relevant financial data on this PA's practices and the Company's commitments on behalf of other PAs for each period end are as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1995            1996             1997
                                                          ----------      ----------      ----------

         Net practice revenues                            $1,115,011      $4,116,938      $6,098,141
         Amounts contractually retained by the P.A.s         983,864       3,107,861       1,589,760
                                                          ----------      ----------      ----------
         Management fees                                  $  131,147      $1,009,077      $4,508,381
                                                          ----------      ----------      ----------

18.      COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with three of its officers, one of whom is also the majority stockholder of the Company. The terms of the agreements are from 4 to 5 years and initially expire in 1998 and 2001.

         The Company has entered into a staff leasing agreement whereby all of the Company's corporate employees and, all of the Managed Dental Center non-medical employees are leased.

         In the ordinary course of business, the Company is party to several legal proceedings, the outcome of which, individually or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

                           DENTAL CARE ALLIANCE, INC.
                    (SUCCESSOR TO GOLDEN CARE HOLDINGS, L.C.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.      SUBSEQUENT EVENTS

         In January, 1998, the Company executed a 25-year Management Agreement with two practices located in Bradenton, Florida. Unaudited net practice revenue of the dental practices was $1.5 million for the year ended December 31, 1997. The total cost to the Company was approximately $480,000 of which $225,000 is allocated to tangible assets and $255,000 is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

         In February, 1998, the Company executed 25-year Management Agreements with two practices located in Orlando, Florida. Unaudited net practice revenue of the dental practices was approximately $1.3 million for the year ended December 31, 1997. The total cost to the Company is approximately $500,000 of which $195,000 is allocated to tangible assets and $305,000 is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

         In March, 1998, the Company executed a 25-year Management Agreement with a practice in Mt. Dora, Florida. Unaudited net practice revenue of the dental practice was approximately $1.0 million. The total cost to the Company is approximately $349,000 of which $75,000 is allocated to tangible assets and $274,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In March, 1998, the Company executed a 25-year Management Agreement with a practice in Dalton, Georgia. Unaudited net practice revenue of the dental practice was approximately $1.7 million. The total cost to the Company is approximately $572,000 of which $100,000 has been allocated to tangible assets and $472,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In March, 1998, the Company executed 25-year Management Agreements with four dental practices in Detroit, Michigan. Unaudited net practice revenue of the dental practices was approximately $4.4 million. The total cost to the Company is approximately $2.6 million of which $400,000 has been allocated to tangible assets and $2.2 million to the Management Agreements. The Management Agreements executed are net revenue contracts.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors and executive officers, their ages and positions with the Company are as follows:

 NAME                         AGE    POSITION
 ----                         ---    --------
 Dr. Steven R. Matzkin, DDS    39    Chairman of the Board, Chief Executive
                                     Officer, President and Director
 Mr. Mitchell B. Olan          39    Vice President, Chief Operating Officer and
                                     Director
 Mr. David P. Nichols          39    Chief Financial Officer
 Dr. Oscar L. Hausdorff, DDS   62    Director of Development
 Mr. Curtis Lee Smith, Jr.     70    Director
 Mr. Robert F. Raucci          42    Director

         DR. STEVEN R. MATZKIN founded the Company's predecessors in 1992 and 1993 and serves full-time as the Company's Chairman of the Board, Chief Executive Officer and President. Dr. Matzkin has over 14 years of experience in the administration and management of dental practices. He practiced dentistry in Michigan for six years, during which time he owned five dental practices and managed over 25 dental practices through an affiliate management company. Dr. Matzkin has also been featured as a guest speaker at regional Practice Management conferences, including the national meeting for the National Association of Dental Plans. Dr. Matzkin earned his BA degree in 1980 from the Indiana School of Biology and his DDS degree in 1984 from Northwestern University.

         MITCHELL B. OLAN has served as the Company's Vice President, Chief Operating Officer, and as a director since 1994. From 1991 to 1994, Mr. Olan served in various capacities, including area Vice President and Regional Vice President at Optioncare Incorporated, a publicly traded national franchiser of home infusion therapy businesses. From 1980 to 1990, Mr. Olan served in various capacities including sales, sales management, general management and administration with the ORMCO Division of Sybron Corporation. ORMCO is the leading manufacturer and marketer of dental orthodontic appliances, equipment and supplies. Mr. Olan earned a BS degree in Business Administration in 1980 from Indiana University School of Business.

         DAVID P. NICHOLS has served as the Company's Chief Financial Officer since February 1997. From October 1994 until February 1997, Mr. Nichols served as Chief Financial Officer at Biodynamics International, a publicly traded company in the biotechnology business. From May 1993 until October 1994, Mr. Nichols served as Vice President - Finance of Biodynamics. He was also Managing Director, United States Operations, of Biodynamics from March 1996 until February 1997. From June 1992 until

May 1993, Mr. Nichols served as Chief Financial Officer of KiMed Corporation, a medical device company. Prior to joining the Company, Mr. Nichols had over sixteen years experience in the health care field. He served as Chief Financial Officer of the long term care division of Trizec Corporation, Ltd., and was in public accounting with the audit divisions of Price Waterhouse LLP and Deloitte & Touche LLP. Mr. Nichols earned his BS Degree from the University of Florida in 1979 and a masters degree in Accounting from the University of Florida in 1980. He is a Certified Public Accountant and a Certified Management Accountant.

         DR. OSCAR L. HAUSDORFF as and independent contractor, has served as the Company's Director of Development since 1996. From 1988 to 1995, he served as President, Chief Operating Officer and as a director of Princeton Dental Management Corporation, a publicly traded dental practice management company. From 1977 to 1988, Dr. Hausdorff held positions in sales, sales management, training, development and recruiting for various firms in the stock brokerage business. From 1960 to 1977, Dr. Hausdorff practiced General Dentistry and Orthodontics in New York. In addition, he was an instructor in Post-Graduate orthodontics at New York University from 1960 to 1965. Dr. Hausdorff earned a DDS degree from New York University in 1958, and a post graduate degree in Orthodontics from New York University in 1964.

         CURTIS LEE SMITH, JR. has been a director of the Company since 1996. Beginning in 1986, Mr. Smith served as Chairman of the Board and Chief Executive Officer of Handex Corporation ("Handex"), an environmental consulting and remediation company which became a public company in 1989. Handex acquired New Horizons Computer Learning Centers, a software training company, in 1994. Handex sold its environmental division in 1996 and now operated as New Horizons Worldwide, of which Mr. Smith serves as Chairman of the Board and Chief Executive Officer.

         ROBERT F. RAUCCI has been a director of the Company since 1996. Mr. Raucci has been a managing member of Newlight Management, LLC, a technology oriented venture capital fund, since July 1997. Mr. Raucci also has served as president of RAM Investment Corporation, a venture capital investment and advisory company, since 1994. Between 1985 and 1994 Mr. Raucci served as a private equity investment manager for Alliance Capital Management Corporation, a global investment management company.

ITEM 11.          EXECUTIVE COMPENSATION

                  The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. The information included in the proxy statement pursuant to Rule 402(i), (k) and (l) is not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Financial Statements

(1) and (2)       See "Index to Consolidated Financial Statements" at Item 8 of
                  this annual report on Form 10-K

(3)               Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            ------------
   3.1            Form of Amended and Restated Articles of Incorporation of the Company.  *
   3.2            Form of Amended and Restated Bylaws of the Company.  *
   4.1            See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation and
                  Bylaws defining the rights of holders of the Company's Common Stock.  *
  10.1            Form of Indemnification Agreement between the Company and each of its directors and executive officers.  *
  10.2            Form of Standard Management Agreement.  *
  10.3            Contribution Agreement among the Company, Dental Care Alliance of Michigan, Inc. and
                  Dental Care Alliance of Florida, Inc.  *
  10.4            Management Agreement between Dr. Joseph Gaeta and the Company.  *
  10.5            Administrative Service Subcontract Agreement between the Company and Johnson Dental
                  Development Corporation.  *
  10.6            Administrative Services Agreement between the Company and Eight Mile Dental, P.C.;
                  Gratiot Avenue Dental, P.C.;  Wayne Road Dental, P.C. and Washington Boulevard Dental,
                  P.C.  *
  10.7            Form of License Agreement.  *
  10.8            Employment Agreement dated as of October 25, 1996 between the Company and Dr. Steven
                  R. Matzkin, as amended.  *
  10.9            Employment Agreement dated as of October 25, 1996 between the Company and Mitchell B.
                  Olan.  *
  10.10           Employment Agreement dated as of January 21, 1997 between the Company and David P.
                  Nichols.  *
  10.11           Equity Holders Agreement dated as of October 25, 1996 between the Company and Mitchell
                  B. Olan.  *
  10.12           Equity Holders Agreement dated as of April 30, 1997 between the Company and J. Francis
                  Lavelle.  *
  10.13           Equity Holders Agreement dated as of April 30, 1997 between the Company and The Nassau
                  Group, Inc.  *
  10.14           Option Agreement dates as of January 21, 1997 between the Company and David P.
                  Nichols.  *
  10.15           Form of Warrant between the Company and The Nassau Group, Inc.  *
  10.16           Form of IPO Warrant between the Company and The Nassau Group, Inc.  *



  10.17           Lease Agreement dated as of April 9, 1994 between the Company and Charles E. Githler,
                  III, as Managing Agent for Owner, J. Kevin Drake, as Trustee Under Trust Agreement
                  dated April 15, 1991.  *
  10.18           Stockholders' Agreement dated as of October 25, 1996 among the Company, Steven R.
                  Matzkin, Curtis Lee Smith, Jr., Robert F. Raucci and Crescent International Holdings,
                  Limited, as amended.  *
  10.19           Omnibus Executive Incentive Compensation Plan.  *
  10.20           Form of 1997 Non-Qualified Stock Option Plan.  *
  10.21           Promissory Note in the original principal amount of $147,768 dated as of February 13,
                  1997 from Mitchell B. Olan to the Company.  *
  10.22           Agreement for Services dated as of June 1, 1997 between the Company and Modern
                  Employer, Inc.  *
  10.23           Business Loan Agreement dated August 15, 1997 between the Company and Barnett Bank.  *
  10.24           Letter Agreement dated August 1997 between Nassau and the Company.  *
  10.25           Acknowledgement and Option Agreement between Dennis Corona and Andrew D. Levine.  *
  10.26           Acknowledgement and Option Agreement between Dennis Corona and Jay Walton.  *
  10.27           Credit facility commitment letter dated March 18, 1998 between the Company and
                  NationsBank.
  21.1            List of subsidiaries of the Company.   *
  27.1            Financial Data Schedule

* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 13, 1998 disclosing the acquisition of all the outstanding capital stock of Marketplace Dental, Inc. on December 29, 1997 pursuant to the merger of Marketplace Dental, Inc. with and into Dental Care Alliance of Florida, Inc., a wholly-owned subsidiary of the Company.

         The Company filed a report on Form 8-K on March 16, 1998, as an amendment to Form 8-K filed on January 13, 1998, to include the financial statements of Marketplace Dental, Inc. and Pro Forma Financial Statements of the Company.

         The Company filed a report on Form 8-K on March 20, 1998, as a second amendment to Form 8-K filed on January 13, 1998, to include the audited financial statements of Marketplace Dental, Inc. and certain changes to the Pro Forma Financial Statements of the Company.

(c)      Exhibits

         See (a) (3) above.

(d)     Financial Statement Schedule

         See "Index to Consolidated Financial Statements" at Item 8 of this Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or Notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DENTAL CARE ALLIANCE, INC.

                                      /s/ STEVEN R. MATZKIN
                                      ---------------------
                        Steven R. Matzkin, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                    TITLE
DATE

/s/ STEVEN R. MATZKIN                       Chairman of the Board
---------------------------                 Chief Executive Officer
    March 31, 1997                          President
    Steven R. Matzkin

/s/ DAVID P. NICHOLS                        Chief Financial Officer
---------------------------                 Principal Financial and Accounting
    March 31, 1997                          Officer
    David P. Nichols

/s/ MITCHELL B. OLAN                        Director and Secretary
---------------------------
    March 31, 1997
    Mitchell B. Olan

/s/ CURTIS LEE SMITH                        Director
---------------------------
    March 31, 1997
    Curtis Lee Smith

/s/ ROBERT RAUCCI                           Director
---------------------------
    March 31, 1997
    Robert Raucci

EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 10.27 Credit facility commitment letter dated March 18, 1998 between the Company and Nationsbank.

 27.1             Financial Data Schedule