Form 10-Q
period 1998-03-31
DENTAL CARE ALLIANCE INC
filed 1998-05-14
CIK 1044914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q


          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                        Commission file number: 0 - 23219


                           DENTAL CARE ALLIANCE, INC.
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

         DELAWARE                                             65-0555126
 ------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


                           DENTAL CARE ALLIANCE, INC.
                           1343 MAIN STREET, SUITE 700
                               SARASOTA, FL. 34236
                                 (941) 955-3150
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

    Total number of shares of Common Stock, as of May 10, 1998: 6,978,065

                           DENTAL CARE ALLIANCE, INC.

                                      INDEX

Part I.    FINANCIAL INFORMATION                                       Page No.

      Item 1.      Financial Statements                                    3

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

Part II.    OTHER INFORMATION

      Item 1.      Legal Proceedings                                       13

      Item 2.      Changes in Securities and Use of Proceeds               13

      Item 3.      Defaults Upon Senior Securities                         13

      Item 4.      Submission of Matters to a Vote of Security Holders     13

      Item 5.      Other Information                                       13

      Item 6.      Exhibits and Reports on Form 8-K                        13

Signatures                                                                 14

Exhibits                                                                   15


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DENTAL CARE ALLIANCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      MARCH 31,
                                                                 1997             1998
                                                              ------------     ----------
                                                                              (unaudited)
                  ASSETS
Current Assets:
   Cash and cash equivalents .............................     $20,367,722     $11,244,018
   Consulting and license fees receivable ................          64,116          47,468
   Management fee receivable from PAs ....................         914,026       2,217,175
   Advances to PAs, net ..................................         483,421         671,227
   Acquisition accounts receivable .......................            --         1,200,000
   Other current assets ..................................         254,412         545,755
   Current portion of long-term notes receivable from PA's          83,522         115,405
                                                               -----------     -----------
     TOTAL CURRENT ASSETS ................................      22,167,219      16,041,048

Property and equipment, net ..............................       1,113,050       2,656,486
Intangible assets, net ...................................       4,747,303      11,731,051
Long-term notes receivable from PAs, less current portion          313,940         710,160
Other assets .............................................         212,975         216,362
                                                               -----------     -----------
     TOTAL ASSETS ........................................     $28,554,487     $31,355,107
                                                               ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................     $   638,030     $ 1,227,588
   Accrued payroll and payroll related costs .............          64,933          94,195
   Other accrued liabilities .............................         412,952         185,802
   Acquisition and affiliation obligations payable .......         920,000       1,275,540
   Income taxes payable ..................................         179,367         454,795
   Current portion of long-term debt and capital leases ..         195,193         397,773
                                                               -----------     -----------
     TOTAL CURRENT LIABILITIES ...........................       2,410,475       3,635,693

Deferred income taxes ....................................         773,269         808,269
Long-term debt, less current portion .....................         816,918       1,656,460
                                                               -----------     -----------
     TOTAL LIABILITIES ...................................       4,000,662       6,100,422

Commitments and contingencies ............................            --              --

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 6,977,700 issued and outstanding ........          69,777          69,777
Additional paid-in capital ...............................      24,126,009      24,126,009
Retained earnings ........................................         358,039       1,058,899
                                                               -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY ..........................      24,553,825      25,254,685
                                                               -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........     $28,554,487     $31,355,107
                                                               ===========     ===========


   The accompanying notes are an integral part of these financial statements.


                           DENTAL CARE ALLIANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1997             1998
                                                       ----             ----
Management fees ..............................     $ 1,119,991      $ 4,812,371
Consulting and licensing fees ................          84,690          120,600
                                                   -----------      -----------

      TOTAL REVENUES .........................       1,204,681        4,932,971
                                                   -----------      -----------

Managed dental center expenses:
   Staff salaries and benefits ...............         270,282        1,219,707
   Dental supplies ...........................          81,578          359,971
   Laboratory fees ...........................         172,256          604,487
   Marketing .................................          97,060          200,178
   Occupancy .................................         156,892          524,312
   Other .....................................         143,074          357,856
                                                   -----------      -----------

      TOTAL MANAGED DENTAL CENTER EXPENSES ...         921,142        3,266,511
                                                   -----------      -----------
                                                       283,539        1,666,460

   Salaries and benefits .....................         180,720          310,186
   General and administrative ................          67,701          323,335
   Depreciation and amortization .............           6,411          123,152
                                                   -----------      -----------
                                                       254,832          756,673

      OPERATING INCOME .......................          28,707          909,787

   Interest income, net ......................          14,936          231,307
                                                   -----------      -----------
Income before income taxes ...................          43,643        1,141,094

Provision for income taxes ...................          17,021          440,234
                                                   -----------      -----------
Net income ...................................          26,622          700,860

   Cumulative preferred stock dividend .......         (30,000)            --
                                                   -----------      -----------
Net (loss) income applicable to common stock .     $    (3,378)     $   700,860
                                                   ===========      ===========
Basic net income per common share ............     $      --        $      0.10
Diluted net income per common share ..........     $      --        $      0.10
Basic weighted average common shares
     outstanding .............................       4,080,624        6,977,700
Diluted weighted average common shares
     outstanding .............................       4,168,093        7,064,903


   The accompanying notes are an integral part of these financial statements.


                            DENTAL CARE ALLIANCE, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                        1997              1998
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................     $     26,622      $    700,860
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Depreciation and amortization ..........................            6,411           123,152
      Deferred income taxes ..................................             --              35,000
   (Increase) decrease in:
      Consulting and license fees receivable .................          (29,011)           16,648
      Management fee receivable from PAs .....................         (353,938)       (1,303,149)
      Other assets ...........................................          (12,941)         (291,343)
   Increase (decrease) in:
      Accounts payable .......................................          (13,400)          589,558
      Accrued payroll & payroll related costs ................           12,457            29,262
      Other accrued liabilities ..............................           70,608            48,278
                                                                   ------------      ------------
      Net cash used in operating activities ..................         (293,192)          (51,734)
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .......................             --          (1,606,411)
   Advances made on notes receivable from PAs ................             --            (450,000)
   Payments received on notes receivable from PAs ............           11,069            21,897
   Investment in management agreements and other assets ......           (9,277)       (7,047,311)
   Acquisition and affiliation obligations payable ...........             --            (844,460)
                                                                   ------------      ------------
      Net cash provided by (used in) investing activities ....            1,792        (9,926,285)
                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ....................               20              --
   Payments of long-term debt ................................          (14,062)          (26,991)
   Proceeds from issuance of long-term debt ..................             --           1,069,112
   Advances to PAs ...........................................           16,454          (187,806)
                                                                   ------------      ------------
      Net cash provided by financing activities ..............            2,412           854,315
                                                                   ------------      ------------
      Net decrease in cash and cash equivalents ..............         (288,988)       (9,123,704)
                                                                   ------------      ------------
Cash and cash equivalents at beginning of period .............        1,253,259        20,367,722
                                                                   ------------      ------------
Cash and cash equivalents at end of period ...................     $    964,271      $ 11,244,018
                                                                   ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes ..............     $       --        $    144,500
   Cash paid during the period for interest ..................     $     10,466      $     32,814
   Increase in cumulative preferred stock dividend ...........     $     30,000      $       --
   Acquisition accounts receivable - non cash ................             --        $  1,200,000
   Stock subscription receivable .............................     $    272,768      $       --



   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                      Notes to Interim Financial Statements
                             March, 1998 (Unaudited)

1.    OPERATIONS AND ORGANIZATION

      Dental Care Alliance, Inc. (the "Company") provides management services to dental practices ("Managed Dental Centers") by entering into administrative services agreements ("Management Agreements") with individual dental professional corporations or professional associations (the "PAs"). In addition, the Company provides licensing services to Managed Dental Centers and certain non-managed practices ("Licensed Dental Centers"). As of March 31, 1998, the Company provided management and licensing services to 44 Managed Dental Centers. Additionally, the Company provides only licensing services to three Licensed Dental Centers.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION / BASIS OF CONSOLIDATION. The accompanying consolidated interim financial statements have been prepared on the accrual basis of accounting and include only those operations which are under the ownership and financial control of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have ownership in or exercise control over the dentistry activities of the PAs and accordingly, the accompanying interim financial statements do not consolidate the results of the PAs.

      The accompanying consolidated interim financial statements are unaudited and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997.

      In the opinion of management, the accompanying interim financial statements include all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to prevent the information presented from being misleading. Certain prior period financial statement balances have been reclassified to conform with the current period presentation. The results of operations for the periods presented are not necessarily indicative of results for the full year.

3.    AFFILIATIONS

      In January 1998, the Company executed 25-year Management Agreements with two practices located in Bradenton, Florida. Unaudited net practice revenue of the dental practices was $1.5 million for the year ended December 31, 1997. The total cost to the Company was approximately $480,000 of which $225,000 is allocated to tangible assets and $255,000, is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

      In February 1998, the Company executed 25-year Management Agreements with two practices located in Orlando, Florida. Unaudited net practice revenue of the dental practices was approximately $1.3 million for the year ended December 31, 1997. The total cost to the Company is approximately $500,000 of which $195,000 is allocated to tangible assets and $305,000 is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

      In March 1998, the Company executed a 25-year Management Agreement with a practice in Mt. Dora, Florida. Unaudited net practice revenue of the dental practice was approximately $1.0 million. The total cost to the Company is approximately $349,000 of which $75,000 is allocated to tangible assets and $274,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

      In March 1998, the Company executed a 25-year Management Agreement with a practice in Dalton, Georgia. Unaudited net practice revenue of the dental practice was approximately $1.7 million. The total cost to the Company is approximately $572,000 of which $100,000 has been allocated to tangible assets and $472,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

      In March 1998, the Company executed 25-year Management Agreements with four dental practices in Detroit, Michigan. Unaudited net practice revenue of the dental practices was approximately $4.4 million. The total cost to the Company is approximately $2.6 million of which $400,000 has been allocated to tangible assets and $2.2 million to the Management Agreements. The Management Agreements executed are net revenue contracts.

4.    ACQUISITIONS

      On April 1, 1998, the Company acquired all the outstanding capital stock of Dental One Associates, Inc., a Georgia corporation ("Dental One") pursuant to a Stock Purchase Agreement effective March 20, 1998.

      Pursuant to the Stock Purchase Agreement, the Company acquired all the assets of Dental One. Such assets consisted primarily of non-dental assets (including dental equipment) and management agreements. Five hundred thousand shares (500,000) of the common stock, representing one hundred percent (100%) of the issued and outstanding shares were purchased by the Company in consideration of (a) $2.4 million in cash; (b) a promissory note in the amount of $1,047,510, bearing interest at 8.5% per annum, payable in equal quarterly payments of principal and interest amortized over five years with a three year balloon; and (c) a promissory note in the amount of $1.2 million payable in monthly installments over 120 days. The Company assumed management fee receivables owed Dental One by its Managed Dental Centers. These receivables are estimated at $1.2 million and have been recorded as acquisition accounts receivable.

Item 2. Management's discussion and analysis of financial condition and results of operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE PAS AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. OTHER RISK FACTORS ARE LISTED IN THE COMPANY'S REGISTRATION STATEMENT NO. 333-34429 AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      The Company is a dental practice management company providing management and licensing services to dental practices in Florida, Georgia and Michigan. As of March 31, 1998 the Company provided management and licensing services to 44 Managed Dental Centers, 30 of which are located in Florida, 9 of which are located in Michigan and 5 of which are located in Georgia. As of March 31, 1997, the Company provided management and licensing services to 12 Managed Dental Centers, all located in Florida. Additionally, the Company provided only licensing services to 3 Licensed Dental Centers in Florida as of both dates. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing. With respect to management services it provides to dental practices, the Company enters into Management Agreements with the professional association or corporation ("PAs") that own the practices.

      Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50%-90% of the net profits of the individual Managed Dental Centers, as defined in the Management Agreements, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues and is based on cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). The remaining two Management Agreements continue to have management fee structures based upon 50%-55% of the net profit, as defined, of the two Managed Dental Centers. Subsequent to October 1996, the Company has executed Management Agreements on terms substantially similar to those of the Standard Management Agreements with management fees ranging from 67%-74% of total net patient revenues.

      The Company also entered into license agreements with each Dental Center pursuant to which the Company provided licensing and advertising services to the Dental Centers. In return for such services, the Company has collected fees generally ranging from $800 to $1,000 per month from each Managed Dental Center and from $600 to $1,200 from each Licensed Dental Center.

      Historically, in connection with the execution of a Management Agreement, a PA has typically acquired both the dental and the non-dental assets of a Managed Dental Center. The Company has either made loans to the acquiring PA or has assisted the PA in obtaining third-party financing to purchase such assets. Recently, the Company has acquired the non-dental assets of Managed Dental Centers while the PAs acquired the dental assets of such Managed Dental Centers. In addition, due to changing market conditions, the Company has begun compensating PAs for the execution of Management Agreements.

      The Company from time to time has made loans to newly formed PAs with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the PAs execute promissory notes to the Company in the amount of such loans. At March 31, 1998, the total outstanding balance of such loans was $825,565. The notes underlying such loans generally have terms ranging from two to five years, bear interest at rates ranging between 8.5% and 18.5% and are secured by the assets of the related dental practice. The PAs to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans. In addition, the Company from time to time makes working capital advances to individual PAs, although it is not obligated contractually or otherwise to make such advances. The extension of loans and advances to the PAs by the Company is not considered upon entering into Management Agreements with the Company. Extension of any such loans or advances is entirely within the Company's discretion. These advances are due within 12 months of issuance, bear interest at 8.5%, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to PAs are guaranteed by the relevant PA owner, although there is no independent collateral for these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At March 31, 1998, the total outstanding balance of such advances was $671,227. There have been no revisions to the terms of any such loans or advances.

      None of the PA owners are officers, directors or employees of the Company. Dr. Dennis A. Corona, the owner of PAs operating a majority of the Managed Dental Centers, owns approximately 1% of the Company's Common Stock.

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

      In October 1997, the Company expanded its Management Information System hardware and software in the corporate office. In 1998, the Company has begun testing of new dental practice management software in several of its Managed Dental Centers. It is anticipated that all of the dental practices currently under management will have installed the new software and, where necessary, upgraded its hardware requirements. The Company believes that the cost for the hardware and software will not be in excess of $350,000, but this amount may increase as the number of Managed Dental Centers increases. The new software installed at several of the Managed Dental Centers and the corporate offices have addressed the Year 2000 issues for those systems under the Company's control. The Company has not determined the level of preparedness of third parties with which it deals nor the implications that a failure on their part could have on the Company. The Company is in the process of making that determination. In analyzing potential new affiliations, the Company will consider the cost and timing of a practice's ability to meet the Year 2000 issue before executing an agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

      MANAGEMENT FEES. Management fees consist of a percentage of the net realizable patient-related revenue at the majority of the PAs and a percentage of the net realizable profits earned by the remaining PAs. Management fees increased 330% from $1.1 million for the three months ended March 31, 1997, to $4.8 million for the three months ended March 31, 1998. Of this increase, approximately $110,000 relates to increased revenue at existing practices while the balance relates to the additional 32 Managed Dental Centers.

      CONSULTING AND LICENSING FEES. Consulting and license fees consist of fees earned by the Company for licensing services to all of the Dental Centers. For the three months ended March 31, 1997 the Company also provided consulting services to four Managed Dental Centers in Michigan. Consulting and licensing fees increased 42.4% from $84,690 for the three months ended March 31, 1997, to $120,600 for the three months ended March 31, 1998. The increase is attributable to the 32 additional Managed Dental Centers offset by a $48,000 decrease attributable to the cessation of consulting fees on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from these consulting fees are now included in management fees.

      MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased from $921,142 for the three months ended March 31, 1997, to $3.3 million for the three months ended March 31, 1998. As a percentage of net patient revenue at the Managed Dental Centers, Managed Dental Center Expenses decreased from 55% to 48%. This decrease is attributable to economies in purchasing of certain general supplies and insurance (3%) and reduced marketing expenditures (3%) in new affiliations with established reputations.

      SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate and regional offices. Salaries and benefits increased 71.6% from $180,720 for the three months ended March 31, 1997, to $310,186 for the three months ended March 31, 1998. This increase is attributable to additional staff required to manage the additional 32 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, salaries decreased from 11% to 5%.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of expenses related to the operation of the Company's corporate offices, such as rent, legal, accounting and travel expenses. General and administrative expenses increased 377.6% from $67,701 for the three months ended March 31, 1997, to $323,335 for the three months ended March 31, 1998. This increase is attributable to the opening of regional offices in Michigan and Palm Beach, Florida, additional professional costs associated with the change from a privately-held to public-held company and increased occupancy and travel costs associated with the additional 32 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, general and administrative increased from 4.1% to 4.8%.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers. Depreciation and amortization expense increased $116,741 from $6,411 for the three months ended March 31, 1997, to $123,152 for the three months ended March 31, 1998. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired Management Agreements related to the 32 additional Managed Dental Centers.

      INTEREST INCOME, NET. Interest income, net increased from $14,936 for the three months ended March 31, 1997, to $231,307 income for the three months ended March 31, 1998. This increase is attributable primarily to earnings on increased cash balances associated with the Company's public offering in November 1997.

SEASONALITY

      The Company historically has experienced seasonal fluctuations in its quarterly revenue. Specifically, the first and fourth quarters reflect the highest patient volume, while the third quarter has traditionally had the lowest patient volume. The Managed Dental Centers in Florida have traditionally experienced increased patient visits in November through March due to an increase in the population base during these months, while patient visits decrease during the summer. The Company began managing additional Managed Dental Centers in Michigan and Georgia in July 1997 and March 1998, respectively. The Company expects that the seasonality in Florida will be offset to some extent by fewer seasonal fluctuations in Michigan and Georgia.

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


                                                               QUARTER ENDED
                                           JUNE 30,   SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                             1997         1997             1997           1998
                                          ---------   -------------    ------------    ----------
Number of Managed Dental Centers (1)              13             20             29             44
Net patient revenue at Managed Dental
    Dental Centers (2) ..............     $1,861,076     $3,190,620     $3,868,333     $6,799,853
Total revenues ......................      1,428,963      2,256,950      2,970,035      4,932,971
Managed dental center expenses ......      1,102,791      1,753,070      2,130,256      3,266,511
Operating income ....................         30,440        115,246        246,296        909,787
Net income ..........................         32,989         75,648        285,046        700,860

--------------------
(1) Presented as of the end of the period.
(2) Net patient revenue is the total amount of revenue recorded by the PAs during the period. Revenue is included from and after the date on which the relevant PA executed a Management Agreement with Company.



LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash used in operations for the three months ended March 31, 1997 and 1998 was $293,192 and $51,734, respectively. Net cash used in operations for the three months ended March 31, 1997 consisted primarily of net income offset by increases in consulting, license fees and management fee receivables while net cash used in operations for the three months ended March 31, 1998 consisted primarily of net income, increases in current liabilities offset with an increase in management fee receivable and other current assets.

      Cash provided by (used in) investing activities for the three months ended March 31, 1997 and 1998 was $1,792 and ($9,926,285), respectively. For the three months ended March 31, 1997, the investing activities were primarily related to payments received on notes receivable from PAs offset by an increase in other assets. For the three months ended March 31, 1998, the investing activities included $7,047,311 related primarily to the purchase of Management Agreements, $1,606,411 related to the purchase of non-dental assets and $844,460 related to satisfaction of outstanding obligations on the acquisition and affiliation with seven Managed Dental Centers from the fourth quarter of 1997.

      Cash provided by financing activities for the three months ended March 31, 1997 and 1998 was $2,412 and $854,315, respectively. For the three months ended March 31, 1997 the financing activities were primarily related to net proceeds on the Company's long-term debt. For the three months ended March 31, 1998, the Company had $1,069,112 in net proceeds on long-term debt and $187,806 in working capital advances to PAs.

      In August 1997, the Company entered into a revolving line of credit (the "Credit Agreement") which provides for an aggregate of $1.2 million. Under the terms of the Credit Agreement, the Company may use up to $600,000 of the credit line for the purchase of non-dental assets of dental centers provided that each borrowing is repaid within 45 days of its drawdown. The remaining $600,000 may be used for general working capital needs. The revolving line of credit bears interest at 0.75% per annum above the lender's prime rate and is payable on demand. Interest only is payable monthly. Amounts borrowed pursuant to the Credit Agreement are secured by a first security interest in most of the Company's assets, including receivables and equipment. Additionally, any outstanding balances under the working capital line are guaranteed by the Company's Chairman of the Board, President and Chief Executive Officer. As of March 31, 1998, the Company had no outstanding draws against its available line of credit. In March 1998, the Company executed a non-binding commitment letter for a new credit facility in the amount of $15 million ("Credit Facility"). The Credit Facility, which will replace the existing Credit Agreement, provides for interest at 1.75% over LIBOR and will be collateralized by a majority of the Company's assets.

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

      The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company intends to acquire Management Agreements or lend money to PAs to fund the purchase of the assets of additional dental practices. The Company plans to finance these activities through a combination of the net proceeds of its public offering, cash flow from operations, bank financing and issuances of Common Stock.

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

     PART II. OTHER INFORMATION

     ITEM 1.LEGAL PROCEEDINGS.
            None.

     ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.

            There have been no changes in securities. From November 4, 1997 through December 31, 1997 the Company expended an estimated $2,812,700 for costs incurred in connection with the offering, including Underwriter discounts and commissions ($1,680,000), legal ($395,000), accounting ($342,000), printing ($155,000) and miscellaneous expenses. None of these expenses were payable either directly or indirectly to any directors, officers or affiliates. After deducting these costs, net proceeds of the offering to the Company were $21,187,300.

            Since its initial public offering, the Company has expended an estimated $9,692,500 for the purchase of tangible and intangible non-dental assets and the entering into Management Agreements with dental practices. No portion of the $9,692,500 was paid to any directors, officers or affiliates. The balance of the proceeds remain invested in short-term cash and cash equivalents.

     ITEM 3.DEFAULTS UPON SENIOR SECURITIES.
            None.

     ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None.

     ITEM 5.OTHER INFORMATION.
            None.

     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS
     --------

     21.1    LIST OF SUBSIDIARIES

     27 FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED MARCH 31, 1998 (FOR SEC USE ONLY).


     REPORTS ON FORM 8-K
     -------------------

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

            The Company filed a report on Form 8-K on April 1, 1998 disclosing the acquisition of all the outstanding stock of Dental One Associates, Inc.

                           DENTAL CARE ALLIANCE, INC.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE:    MAY 14, 1998                      DENTAL CARE ALLIANCE, INC.

                                           /s/   STEVEN R. MATZKIN, DDS
                                           ----------------------------
                                                 STEVEN R. MATZKIN, DDS
                                                 President and Chief Executive
                                                 Officer Chairman of the Board

                                            /s/  DAVID P. NICHOLS
                                           ----------------------------
                                                 DAVID P. NICHOLS
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

21.1                List of Subsidiaries

27                  Financial Data Schedule (for SEC use only)