Form 10-Q
period 1998-06-30
DENTAL CARE ALLIANCE INC
filed 1998-08-14
CIK 1044914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     Total number of shares of Common Stock, as of August 6, 1998: 6,978,065

                           DENTAL CARE ALLIANCE, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION                                         Page No.


          Item 1. Financial Statements                                     3

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8


Part II.  OTHER INFORMATION


          Item 1. Legal Proceedings                                       14

          Item 2. Changes in Securities and Use of Proceeds               14

          Item 3. Defaults Upon Senior Securities                         14

          Item 4. Submission of Matters to a Vote of Security Holders     14

          Item 5. Other Information                                       14

          Item 6. Exhibits and Reports on Form 8-K                        14


Signatures                                                                15


Exhibits                                                                  16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                           DENTAL CARE ALLIANCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                  ASSETS                                          1997           1998
                                                              -----------    -----------
                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents .............................    $20,367,722    $ 9,032,998
   Consulting and license fees receivable ................         64,116         29,569
   Management fee receivable from PAs ....................        914,026      3,104,027
   Advances to PAs, net ..................................        483,421      1,361,517
   Acquisition accounts receivable .......................           --          600,000
   Other current assets ..................................        254,412        449,474
   Current portion of long-term notes receivable from PA's         83,522        110,585
                                                              -----------    -----------

     TOTAL CURRENT ASSETS ................................     22,167,219     14,688,170

Property and equipment, net ..............................      1,113,050      2,736,150
Intangible assets, net ...................................      4,747,303     13,287,742
Long-term notes receivable from PAs, less current portion         313,940        682,859
Other assets .............................................        212,975        138,611
                                                              -----------    -----------
     TOTAL ASSETS ........................................    $28,554,487    $31,533,532
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................    $   638,030    $   830,857
   Accrued payroll and payroll related costs .............         64,933        168,089
   Other accrued liabilities .............................        412,952        619,010
   Acquisition and affiliation obligations payable .......        920,000        600,000
   Income taxes payable ..................................        179,367        267,104
   Current portion of long-term debt and capital leases ..        195,193        508,348
                                                              -----------    -----------

     TOTAL CURRENT LIABILITIES ...........................      2,410,475      2,993,408

Deferred income taxes ....................................        773,269        808,269
Long-term debt, less current portion .....................        816,918      1,638,903
                                                              -----------    -----------

     TOTAL LIABILITIES ...................................      4,000,662      5,440,580

Commitments and contingencies ............................           --             --

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 6,977,700 and 6,978,065 issued
     and outstanding, respectively .......................         69,777         69,781
Additional paid-in capital ...............................     24,126,009     24,130,389
Retained earnings ........................................        358,039      1,892,782
                                                              -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY ..........................     24,553,825     26,092,952

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........    $28,554,487    $31,533,532
                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS                    SIX MONTHS
                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                    --------------                 --------------
                                                  1997            1998           1997            1998
                                                  ----            ----           ----            ----

Management fees .........................    $ 1,351,768     $ 6,990,212    $ 2,471,759     $11,802,583
Consulting and licensing fees ...........         77,195         173,533        161,885         294,133
                                             -----------     -----------    -----------     -----------

      TOTAL REVENUES ....................      1,428,963       7,163,745      2,633,644      12,096,716

Managed dental center expenses:
   Staff salaries and benefits ..........        331,101       2,102,204        601,383       3,321,912
   Dental supplies ......................        131,756         471,103        213,334         831,074
   Laboratory fees ......................        200,754         707,000        373,010       1,311,487
   Marketing ............................         79,567         223,403        176,627         423,613
   Occupancy ............................        176,193         753,874        333,085       1,278,186
   Other ................................        183,420         470,527        326,494         828,240
                                             -----------     -----------    -----------     -----------
      TOTAL MANAGED DENTAL CENTER
            EXPENSES ....................      1,102,791       4,728,111      2,023,933       7,994,512
                                             -----------     -----------    -----------     -----------

                                                 326,172       2,435,634        609,711       4,102,204

Salaries and benefits ...................        192,296         476,227        373,016         786,414
General and administrative ..............         68,269         496,893        135,970         820,226
Depreciation and amortization ...........         35,167         266,599         41,578         389,751
                                             -----------     -----------    -----------     -----------
                                                 295,732       1,239,719        550,564       1,996,391

      OPERATING INCOME ..................         30,440       1,195,915         59,147       2,105,813

Interest income, net ....................         21,528         161,648         36,464         392,955
                                             -----------     -----------    -----------     -----------

INCOME BEFORE INCOME TAXES ..............         51,968       1,357,563         95,611       2,498,768

Provision for income taxes ..............         18,979         523,748         36,000         964,025
                                             -----------     -----------    -----------     -----------

NET INCOME ..............................         32,989         833,815         59,611       1,534,743

     Adjustment to redemption value of
          common and preferred securities        (10,500)           --          (10,500)           --

   Cumulative preferred stock dividend ..        (30,000)           --          (60,000)           --

NET INCOME (LOSS) APPLICABLE TO COMMON
     STOCK ..............................    $    (7,511)    $   833,815        (10,889)    $ 1,534,743
                                             ===========     ===========    ===========     ===========

Basic net income per common share .......    $      --       $      0.12    $      --       $      0.22
Diluted net income per common share .....    $      --       $      0.12    $      --       $      0.22
Basic weighted average common shares
     outstanding ........................      4,228,302       6,977,985      4,131,510       6,977,843
Diluted weighted average common shares
     outstanding ........................      4,315,771       7,104,329      4,218,979       7,076,495


   The accompanying notes are an integral part of these financial statements.

                            DENTAL CARE ALLIANCE, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                        --------------
                                                                     1997             1998
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................    $    59,611     $  1,534,743
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................         41,578          389,751
        Stock issued for services .........................           --              4,377
        Deferred income taxes .............................           --             35,000
   (Increase) decrease in:
      Consulting and license fees receivable ..............        (47,427)          34,547
      Management fee receivable from PAs ..................       (179,015)      (2,190,001)
      Other assets ........................................         17,367         (195,062)
   Increase in:
      Accounts payable ....................................         82,774          192,827
      Other accrued liabilities ...........................         20,237          293,795
      Accrued payroll & payroll related costs .............         88,336          103,156
                                                                ----------     ------------

     Net cash provided by operating activities ...........         83,461          203,133

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ....................       (211,040)      (1,811,857)
   Advances made on notes receivable from PAs .............           --           (450,000)
   Payments received on notes receivable from PAs .........         24,639           54,019
   Acquisition and affiliations obligations payable .......           --           (920,000)
   Investment in servicing agreements and other assets ....           --         (8,667,063)
                                                               -----------     ------------
      Net cash used in investing activities ...............       (186,401)     (11,794,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .................         20,020             --
   Payments of long-term debt .............................        (23,449)         (80,922)
   Proceeds from issuance of long-term debt ...............           --          1,216,062
   Advances to PAs ........................................       (270,673)        (878,096)
                                                               -----------     ------------

      Net cash (used in) provided by financing activities .       (274,102)         257,044

      Net decrease in cash and cash equivalents ...........       (377,042)     (11,334,724)

Cash and cash equivalents at beginning of period ..........      1,253,259       20,367,722

Cash and cash equivalents at end of period ................    $   876,217     $  9,032,998
                                                               ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes ...........    $      --       $    838,074
   Cash paid during the period for interest ...............    $     6,809     $     62,072
   Increase to redemption value of preferred stock ........    $    10,500     $       --
   Increase in cumulative preferred stock dividend ........    $    60,000     $       --

   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                      Notes to Interim Financial Statements
                             June, 1998 (Unaudited)

1.    OPERATIONS AND ORGANIZATION

      Dental Care Alliance, Inc. (the "Company") provides management services to dental practices ("Managed Dental Centers") by entering into administrative services agreements ("Management Agreements") with individual dental professional corporations or professional associations (the "PAs"). In addition, the Company provides licensing services to Managed Dental Centers and certain non-managed practices ("Licensed Dental Centers"). As of June 30, 1998, the Company provided management and licensing services to 49 Managed Dental Centers. Additionally, the Company provides only licensing services to three Licensed Dental Centers.

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

3.    AFFILIATIONS

      In January, 1998, the Company executed 25-year Management Agreements with two practices located in Bradenton, Florida. Unaudited net practice revenue of the dental practices was $1.5 million for the year ended December 31, 1997. The total cost to the Company was approximately $480,000 of which $225,000 is allocated to tangible assets and $255,000, is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

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

      In March, 1998, the Company executed a 25-year Management Agreement with a practice in Mt. Dora, Florida. Unaudited net practice revenue of the dental practice was approximately $1.0 million. The total cost to the Company is approximately $349,000 of which $191,000 is allocated to tangible assets and $158,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

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

      In March, 1998, the Company executed 25-year Management Agreements with four dental practices in Detroit, Michigan. Unaudited net practice revenue of the dental practices was approximately $4.4 million. The total cost to the Company is approximately $2.6 million of which $185,000 has been allocated to tangible assets and $2.4 million to the Management Agreements. The Management Agreements executed are net revenue contracts.

      In May, 1998, the Company executed a 25-year Management Agreement with a practice in Savannah, Georgia. Unaudited net practice was approximately $700,000. The total cost to the Company is approximately $170,000 of which $2,000 has been allocated to tangible assets and $168,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

      In June, 1998, the Company executed a 25-year Management Agreement with a dental practice in Orange City, Florida. Unaudited net practice revenue of the dental practice was approximately $1.1 million. The total cost to the Company is approximately $365,000 of which $77,000 has allocated to tangible assets and $288,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

      In June, 1998, the Company executed a 25-year Management Agreement with a practice in Tallahassee, Florida. Unaudited net practice revenue of the dental practice was approximately $550,000. The total cost to the Company is approximately $140,000 of which $80,000 is allocated to tangible assets and $60,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

      In June, 1998, the Company executed 25-year Management Agreements with two dental practices in the Atlanta, Georgia area. Unaudited net practice revenue of the dental practices was approximately $1.5 million. The total cost to the Company is approximately $510,000 of which $105,000 is allocated to tangible assets and $405,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

4.    ACQUISITIONS

      On April 1, 1998, the Company acquired all the outstanding capital stock of Dental One Associates, Inc., a Georgia corporation ("Dental One"), pursuant to a Stock Purchase Agreement effective March 20, 1998.

      Pursuant to the Stock Purchase Agreement, the Company acquired all the assets of Dental One. Such assets consisted primarily of non-dental assets (including dental equipment) and management agreements. Five hundred thousand shares (500,000) of the common stock of Dental One, representing one hundred percent (100%) of the issued and outstanding shares were purchased by the Company in consideration of (a) $2.4 million in cash; (b) a promissory note in the amount of $1,047,510, bearing interest at 8.5% per annum, payable in equal quarterly payments of principal and interest amortized over five years with a three year balloon; and (c) a promissory note in the amount of $1.2 million payable in monthly installments over 120 days. The Company was assigned management fee receivables owed Dental One by its Managed Dental Centers of approximately $1.2 million. These receivables which equal $600,000 as of June 30, 1998 have been recorded as acquisition accounts receivable.

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

OVERVIEW

      The Company is a dental practice management company providing management and licensing services to dental practices in Florida, Georgia and Michigan. As of June 30, 1998 the Company provided management and licensing services to 49 Managed Dental Centers, 32 of which are located in Florida, nine of which are located in Michigan and eight of which are located in Georgia. As of June 30, 1997, the Company provided management and licensing services to 13 Managed Dental Centers, all located in Florida. Additionally, the Company provided only licensing services to three Licensed Dental Centers in Florida as of both dates. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing. With respect to management services it provides to dental practices, the Company enters into Management Agreements with the professional association or corporation ("PAs") that own the practices.

      Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50-90% of the net profits of the individual Managed Dental Centers, as defined in the Management Agreements, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues and is based on cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). The remaining two Management Agreements continue to have management fee structures based upon 50-55% of the net profit, as defined, of the two related Managed Dental Centers. Subsequent to October 1996, the Company has executed Management Agreements on terms substantially similar to those of the Standard Management Agreements with management fees ranging from 67% - 74% of total net patient revenues.

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

      The Company from time to time has made loans to newly formed PAs with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the PAs execute promissory notes to the Company in the amount of such loans. At June 30, 1998, the total outstanding balance of such loans was $793,444. The notes underlying such loans generally have terms ranging from two to ten years, bear interest at rates ranging between 8.5% and 18.5% and are secured by the assets of the related dental practice. The PAs to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans. In addition, the Company from time to time makes working capital advances to individual PAs, although it is not obligated contractually or otherwise to make such advances. The extension of loans and working capital advances to the PAs by the Company is not conditioned upon entering into Management Agreements with the Company. Extension of any advances is entirely within the Company's discretion. These advances are due within 12 months of issuance, bear interest at 8.5%, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to PAs are guaranteed by the relevant PA owner, although there is no independent collateral for these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At June 30, 1998, the total outstanding balance of such advances was $1,361,517. There have been no revisions to the terms of any such loans or advances.

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

      In October 1997, the Company expanded its Management Information System hardware and software in the corporate office. In 1998, the Company has begun testing of new dental practice management software in several of its Managed Dental Centers. The Company anticipates that all of the dental practices currently under management will have installed the new software and, where necessary, upgraded their hardware requirements. The Company believes that the cost for the hardware and software will not be in excess of $500,000, but this amount may increase as the number of Managed Dental Centers increases. The new software installed at several of the Managed Dental Centers and the corporate offices has addressed the Year 2000 issues for those systems under the Company's control. The Company has not determined the level of preparedness of third parties with which it deals nor the implications that a failure on their part could have on the Company. The Company is in the process of making that determination. In analyzing potential new affiliations, the Company will consider the cost and timing of a practice's ability to meet the Year 2000 issue before executing an agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

      MANAGEMENT FEES. Management fees consist of a percentage of the net realizable patient-related revenue at the majority of the PAs and a percentage of the net realizable profits earned by the remaining PAs. Management fees increased 417% from $1.4 million for the three months ended June 30, 1997, to $7.0 million for the three months ended June 30, 1998. Revenues at existing practices grew 10 percent to approximately $1.5 million while the balance of the increase relates to the addition of 36 Managed Dental Centers since April 1, 1997.

      CONSULTING AND LICENSING FEES. Consulting and licensing fees consist of fees earned by the Company for licensing services to all of the Dental Centers. For the three months ended June 30, 1997 the Company also provided consulting services to four Managed Dental Centers in Michigan. Consulting and licensing fees increased 124.8% from $77,195 for the three months ended June 30, 1997, to $173,533 for the three months ended June 30, 1998. The increase is primarily attributable to the 36 additional Managed Dental Centers offset by a $37,000 decrease attributable to the cessation of consulting fees on the four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from these consulting fees are now included in management fees.

      MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased from $1.1 million for the three months ended June 30, 1997, to $4.7 million for the three months ended June 30, 1998. As a percentage of net patient revenue at the Managed Dental Centers, Managed Dental Center Expenses decreased from 59% to 48%. This decrease is attributable to economies in purchasing of dental supplies and laboratories (5%), reduced marketing expenditures (2%) in new affiliations with established reputations, and lower occupancy (2%) and other (5%) costs associated with new affiliations, offset by higher staff salaries (3%).

      SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate and regional offices. Salaries and benefits increased 147.7% from $192,296 for the three months ended June 30, 1997, to $476,227 for the three months ended June 30, 1998. This increase is attributable to additional staff required to manage the additional 36 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, salaries decreased from 10% to 5%.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of expenses related to the operation of the Company's corporate and regional offices, such as rent, legal, accounting and travel expenses. General and administrative expenses increased 627.8% from $68,269 for the three months ended June 30, 1997, to $496,893 for the three months ended June 30, 1998. This increase is attributable to the opening of regional offices in Michigan, Georgia and Palm Beach, Florida, additional professional costs associated with the change from a privately-held to publicly-held company and increased occupancy and travel costs associated with the additional 36 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, general and administrative increased from 4% to 5%.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers. It also includes amortization on intangible assets, primarily Management Services Agreements. Depreciation and amortization expense increased 658.1% from $35,167 for the three months ended June 30, 1997, to $266,599 for the three months ended June 30, 1998. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired and purchased Management Agreements related to the 36 additional Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, depreciation and amortization increased from 2% to 3%.

      INTEREST INCOME, NET. Interest income, net increased from $21,528 for the three months ended June 30, 1997, to $161,648 for the three months ended June 30, 1998. This increase is attributable primarily to earnings on increased cash balances associated with the Company's public offering in November 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

      MANAGEMENT FEES. Management fees increased 377.5% from $2.5 million for the six months ended June 30, 1997 to $11.8 million for the six months ended June 30, 1998. Revenues at existing practices grew nine percent to approximately $2.7 million, while the balance of the increase relates to the addition of 37 Managed Dental Centers since January 1, 1997.

      CONSULTING AND LICENSING FEES. Consulting and licensing fees increased 81.7% from $161,885 for the six months ended June 30, 1997 to $294,133 for the six months ended June 30, 1998. The increase is attributable to the addition of 37 Managed Dental Centers, offset by the cessation of approximately $85,000 on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from consulting fees is now included in management fees.

      MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses increased from $2.0 million for the six months ended June 30, 1997 to $8.0 million for the six months ended June 30, 1998. As a percentage of net patient revenue at Managed Dental Centers, Managed Dental Center expenses decreased from 57% to 48%. The decrease is due to economics in purchasing of dental supplies and laboratories (3%), reduced marketing expenditures (3%) in new affiliations with established reputations and other general and administrative expenses (3%).

      SALARIES AND BENEFITS. Salaries and benefits increased 110.8% from $373,016 for the six months ended June 30, 1997 to $786,414 for the six months ended June 30, 1998. This increase is attributable primarily to the hiring of additional personnel in the Company's accounting and business development departments and regional offices in Michigan, Georgia and Palm Beach, Florida to administer the additional 37 Managed Dental Centers. As a percentage of net patient revenue, salaries and benefits decreased from 11% to 5%.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 503.2% from $135,970 for the six months ended June 30, 1997 to $820,226 for the six months ended June 30, 1998. This increase is attributable primarily to opening of regional offices, additional professional costs associated with the change from a privately-held to publicly-held company and increased occupancy and travel costs associated with the additional 37 Managed Dental Centers. As a percentage of the net patient revenue, general and administrative increased from 4% to 5%.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 837.4% from $41,578 for the six months ended June 30, 1997 to $389,751 for the six months ended June 30, 1998. This increase is attributable to the depreciation on the acquired non-dental assets and amortization on the Management Agreements obtained in connection with the 37 additional Managed Dental Centers. As a percentage of net patient revenue, depreciation and amortization increased from 1% to 2%.

      INTEREST INCOME, NET. Interest income, net increased from $36,464 for the six months ended June 30, 1997 to $392,955 for the six months ended June 30, 1998. This increase is attributable primarily to earnings on the higher cash balance associated with the Company's public offering in November, 1997.

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

                                                QUARTER ENDED
                                      SEPTEMBER 30,  DECEMBER 30,  MARCH 31,     JUNE 30,
                                           1997         1997         1998         1998
                                      ---------------------------------------------------
Number of Managed Dental Centers (1)         20           29           44           49
Net patient revenue at Managed Dental
    Dental Centers (2) ..............   $3,190,620   $3,868,333   $6,799,853   $9,942,993
Total revenues ......................    2,256,950    2,970,035    4,932,971    7,163,745
Managed dental center expenses ......    1,753,070    2,130,256    3,266,401    4,728,111
Operating income ....................      115,246      246,296      909,898    1,195,915
Net income ..........................       75,648      285,046      700,928      833,815

(1) Presented as of the end of the period.
(2) Net patient revenue is the total amount of revenue recorded by the PAs during the period. Revenue is included from and after the date on which the relevant PA executed a Management Agreement with Company.


LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash provided by operations for the six months ended June 30, 1997 and 1998 was $83,461 and $203,133, respectively. Net cash provided by operations for these periods consisted primarily of net income and increases in current liabilities offset by increases in consulting, license fees and management fee receivables.

      Cash used in investing activities for the six months ended June 30, 1997 and 1998 was $186,401 and $11,794,901, respectively. For the six months ended June 30, 1997, the investing activities were primarily related to payments on notes receivable from PAs. For the six months ended June 30, 1998, the investing activities included $8,667,063 related primarily to the purchase of Management Agreements, $1,811,857 related to the purchase of non-dental assets, $920,000 related to satisfaction of outstanding obligations on acquisitions and affiliations and $450,000 related to an increase in notes receivable to PAs.

      Cash (used in) provided by financing activities for the six months ended June 30, 1997 and 1998 was ($274,102) and $257,044, respectively. For the six months ended June 30, 1997 the financing activities were primarily related to advances to PAs. For the six months ended June 30, 1998, the Company had $1,216,062 in net proceeds on long-term debt offset by $878,096 in working capital advances to PAs.

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

      On May 14, 1998, the Company executed a $15 million Revolving Note with Nationsbank, N.A. which replaced the Credit Agreement. The Revolving Note is intended to provide funds for the acquisition and affiliation with dental practices and working capital uses in a revolving line of credit facility. The note matures in one year, with annual renewals thereafter. The Company, and its subsidiaries, have pledged substantially all of its assets as collateral. The note bears interest at 1.75% over LIBOR, payable monthly. The Company is required to maintain certain financial covenants during the term of the note. As of June 30, 1998, the Company had no outstanding balances against the Revolving Note.

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

      The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company intends to acquire Management Agreements or lend money to PAs to fund the purchase of the assets of additional dental practices. The Company plans to finance these activities through a combination of the available cash, cash flow from operations, bank financing and issuances of Common Stock.

      On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.0 million. Based upon the Company's anticipated needs for acquisition of non-dental assets of dental practices, working capital and general corporate purposes, management believes that the combination of existing cash, cash flow from operations, available credit lines and net proceeds from the Offering will be sufficient to meet its capital requirements through the next year.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.
            None.

            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
            There have been no changes in securities. From November 4, 1997 through December 31, 1997 the Company expended an estimated $2,812,700 for costs incurred in connection with the offering, including Underwriter discounts and commissions ($1,680,000), legal ($395,000), accounting ($342,000), printing ($155,000) and miscellaneous expenses. None of these expenses were payable either directly or indirectly to any directors, officers or affiliates. After deducting these costs, net proceeds of the offering to the Company were $21,187,300.

            Since its initial public offering, the Company has expended an estimated $12,208,000 for the purchase of tangible assets ($1.8 million),advances to PAs ($880,000), Notes Receivable from PAs ($450,000) and the entering into Management Agreements with dental practices ($9 million). No portion of the $12,208,000 was paid to any directors, officers or affiliates. The balance of the proceeds remain invested in short-term cash and cash equivalents.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
            None.

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The 1998 Annual Meeting of Stockholders of the Company was held on May 27, 1998. Shareholders were asked to approve the election of two members to the Board of Directors and approve and ratify the Company's 1997 Executive Incentive Compensation Plan. Directors Steven R. Matzkin and Robert Raucci continue to serve on the Board. Voting was as follows:

              Directors:                 FOR           AGAINST       WITHHELD
               Michell B. Olan        4,756,687         6,435
               Curtis Lee Smith       4,756,687         6,435

              Compensation Plan       4,479,917       277,380         5,825

ITEM 5.     OTHER INFORMATION.
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

            10.28 Loan Agreement Dated May 14, 1998 Between the Company and NationsBank.

            27 Financial Data Schedule for the Quarter Ended June 30, 1998 (for Sec use only).

REPORTS ON FORM 8-K

            The Company filed a report on Form 8-K on June 15, 1998, as an amendment to Form 8-K filed on April 16, 1998 to include the audited financial statements of Dental One Associates, Inc.

            The Company filed a report on Form 8-K on July 10, 1998, as a second amendment to Form 8-K on April 16, 1998 to include certain changes to the Pro Forma Financial Statements of the Company.

                           DENTAL CARE ALLIANCE, INC.


SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


DATE:    AUGUST 14, 1998                   DENTAL CARE ALLIANCE, INC.



                                       /s/ STEVEN R. MATZKIN, DDS
                                       --------------------------
                                           STEVEN R. MATZKIN, DDS
                                           President and Chief Executive Officer
                                           Chairman of the Board



                                       /s/ DAVID P. NICHOLS
                                       --------------------
                                           DAVID P. NICHOLS
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

10.28               Loan Agreement dated May 14, 1998
                    between the Company and NationsBank.

27                  Financial Data Schedule