Form 10-Q
period 1998-09-30
DENTAL CARE ALLIANCE INC
filed 1998-11-13
CIK 1044914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                        Commission file number: 0 - 23219

                           DENTAL CARE ALLIANCE, INC.
             (exact name of registrant as specified in its charter)

         DELAWARE                                    65-0555126
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

                           DENTAL CARE ALLIANCE, INC.
                           1343 MAIN STREET, SUITE 700
                               SARASOTA, FL. 34236

                                 (941) 955-3150
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

   Total number of shares of Common Stock, as of November 10, 1998: 7,031,066

                           DENTAL CARE ALLIANCE, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                         Page No.

         Item 1.    Financial Statements                                  3

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   9


Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                      15

         Item 2.   Changes in Securities and Use of Proceeds              15

         Item 3.   Defaults Upon Senior Securities                        15

         Item 4.   Submission of Matters to a Vote of Security Holders    15

         Item 5.   Other Information                                      15

         Item 6.   Exhibits and Reports on Form 8-K                       15


Signatures                                                                16

Exhibits                                                                  17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                           DENTAL CARE ALLIANCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,   DECEMBER 31,
     ASSETS                                                        1998            1997
                                                               ------------    -----------
                                                                (Unaudited)

Current Assets:
    Cash and cash equivalents .............................     $ 7,653,597     $20,367,722
    Consulting and license fees receivable ................          25,282          64,116
    Management fee receivable from PAs ....................       3,808,311         914,026
    Advances to PAs, net ..................................       3,015,900         483,421
    Other current assets ..................................         627,850         254,412
    Current portion of long-term notes receivable from PA's         101,894          83,522
                                                                -----------     -----------

       TOTAL CURRENT ASSETS ...............................      15,232,834      22,167,219

Property and equipment, net ...............................       3,738,091       1,113,050
Intangible assets, net ....................................      13,669,662       4,747,303
Long-term notes receivable from PAs, less current portion .         660,536         313,940
Other assets ..............................................         625,601         212,975
                                                                -----------     -----------

       TOTAL ASSETS .......................................     $33,926,724     $28,554,487
                                                                ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................     $ 1,217,948     $   638,030
    Accrued payroll and payroll related costs .............         216,806          64,933
    Other accrued liabilities .............................         518,717         412,952
    Acquisition and affiliation obligations payable .......         451,563         920,000
    Income taxes payable ..................................         436,836         179,367
    Current portion of long-term debt and capital leases ..       1,495,800         195,193
                                                                -----------     -----------

       TOTAL CURRENT LIABILITIES ..........................       4,337,670       2,410,475

Deferred income taxes .....................................         835,720         773,269
Long-term debt, less current portion ......................       1,603,893         816,918
                                                                -----------     -----------

       TOTAL LIABILITIES ..................................       6,777,283       4,000,662

Commitments and contingencies .............................            --              --

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 7,031,066 and 6,977,700 issued
       and outstanding, respectively ......................          70,311          69,777
Additional paid-in capital ................................      24,222,213      24,126,009
Retained earnings .........................................       2,856,917         358,039
                                                                -----------     -----------

       TOTAL STOCKHOLDERS' EQUITY .........................      27,149,441      24,553,825
                                                                -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $33,926,724     $28,554,487
                                                                ===========     ===========

   The accompanying notes are an integral part of these financial statements.



                           DENTAL CARE ALLIANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS                       NINE MONTHS
                                                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                              --------------------------      ---------------------------
                                                 1998           1997             1998              1997
                                              ----------     -----------      -----------     -----------
Management fees .........................     $7,859,224     $ 2,220,997      $19,661,806     $ 4,692,756
Consulting and licensing fees ...........        171,182          54,399          465,315         216,284
                                              ----------     -----------      -----------     -----------

         TOTAL REVENUES .................      8,030,406       2,275,396       20,127,121       4,909,040

Managed dental center expenses:
     Staff salaries and benefits ........      2,127,601         693,063        5,449,512       1,294,446
     Dental supplies ....................        562,703         177,981        1,393,777         391,315
     Laboratory fees ....................        864,970         254,600        2,176,457         627,610
     Marketing ..........................        310,659          86,404          734,273         263,031
     Occupancy ..........................        914,637         281,895        2,192,823         614,980
     Other ..............................        560,785         259,127        1,389,025         585,621
                                              ----------     -----------      -----------     -----------
         TOTAL MANAGED DENTAL CENTER
                  EXPENSES ..............      5,341,355       1,753,070       13,335,867       3,777,003
                                              ----------     -----------      -----------     -----------

                                               2,689,051         522,326        6,791,254       1,132,037

Salaries and benefits ...................        436,607         184,512        1,223,020         557,528
General and administrative ..............        496,642         177,084        1,316,869         313,054
Depreciation and amortization ...........        309,075          45,484          698,827          87,062
                                              ----------     -----------      -----------     -----------
                                               1,242,324         407,080        3,238,716         957,644

         OPERATING INCOME ...............      1,446,727         115,246        3,552,538         174,393

Interest income, net ....................        120,976           9,345          513,931          45,809
                                              ----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAXES ..............      1,567,703         124,591        4,066,469         220,202

Provision for income taxes ..............        603,566          48,943        1,567,591          84,943
                                              ----------     -----------      -----------     -----------

NET INCOME ..............................        964,137          75,648        2,498,878         135,259

     Adjustment to redemption value of
          common and preferred securities           --              --               --           (10,500)

     Cumulative preferred stock dividend            --           (30,000)            --           (90,000)
                                              ----------     -----------      -----------     -----------
NET INCOME APPLICABLE TO COMMON
     STOCK ..............................     $  964,137     $    45,648      $ 2,498,878     $    34,759
                                              ==========     ===========      ===========     ===========

Basic net income per common share .......     $     0.14     $      0.01      $      0.36     $      0.01
Diluted net income per common share .....     $     0.14     $      0.01      $      0.35     $      0.01
Basic weighted average common shares
     outstanding ........................      6,999,957       4,243,341        6,985,295       4,169,197
Diluted weighted average common shares
     outstanding ........................      7,071,644       4,330,810        7,084,768       4,256,666


   The accompanying notes are an integral part of these financial statements.



                            DENTAL CARE ALLIANCE, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                     1998              1997
                                                                 ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................     $  2,498,878      $   135,259
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization .....................          698,827           87,062
          Stock issued for services ........................             4,384             --
          Deferred income taxes ............................            62,451             --
     (Increase) decrease in:
        Consulting and license fees receivable ..............           38,834          240,008
        Management fee receivable from PAs ..................       (2,894,285)        (255,736)
        Other assets ........................................         (786,064)        (104,018)
     Increase in:
        Accounts payable ....................................          579,918          149,142
        Accrued liabilities .................................          363,234          260,597
        Accrued payroll & payroll related costs .............          151,873          204,268
                                                                  ------------      -----------

        Net cash provided by operating activities ...........          718,050          716,582

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ....................       (2,947,386)        (555,158)
     Advances made on notes receivable from PAs .............         (450,000)         (72,200)
     Payments received on notes receivable from PAs .........           85,032           51,758
     Acquisition and affiliations obligations payable ......          (468,437)            --
     Investment in servicing agreements and other assets ....       (9,298,841)      (1,058,871)
                                                                  ------------      -----------

        Net cash used in investing activities ...............      (13,079,632)      (1,634,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .................           92,354           20,000
     Payments of long-term debt .............................         (211,510)         (38,351)
     Proceeds from issuance of long-term debt ...............        2,299,092          926,828
     Advances to PAs ........................................       (2,532,479)        (801,100)
                                                                  ------------      -----------

        Net cash (used in) provided by financing activities .         (352,543)         107,377

        Net decrease in cash and cash equivalents ...........      (12,714,125)        (810,512)

Cash and cash equivalents at beginning of period ............       20,367,722        1,253,259

Cash and cash equivalents at end of period ..................     $  7,653,597      $   442,747
                                                                  ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes ...........     $  1,249,274      $    67,065
     Cash paid during the period for interest ...............     $    124,676      $    14,390
     Increase to redemption value of preferred stock ........     $       --        $    10,500
     Increase in cumulative preferred stock dividend ........     $       --        $    90,000


   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
               Notes to Interim Consolidated Financial Statements
                           September, 1998 (Unaudited)

1.       OPERATIONS AND ORGANIZATION

         Dental Care Alliance, Inc. together with its consolidated subsidiaries (the "Company") provides management services to dental practices ("Managed Dental Centers") by entering into administrative services agreements ("Management Agreements") with individual dental professional corporations or professional associations (the "PAs"). In addition, the Company provides licensing services to Managed Dental Centers and certain non-managed practices ("Licensed Dental Centers"). As of September 30, 1998, the Company provided management and licensing services to 55 Managed Dental Centers.

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

         In May, 1998, the Company executed a 25-year Management Agreement with a practice in Savannah, Georgia. Unaudited net practice revenue of the dental practice was approximately $700,000. The total cost to the Company is approximately $170,000 of which $2,000 has been allocated to tangible assets and $168,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

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

         In June, 1998, the Company executed 25-year Management Agreements with two dental practices in the Atlanta, Georgia area. Unaudited net practice revenue of the dental practices was approximately $1.5 million. The total cost to the Company is approximately $510,000 of which $105,000 is allocated to tangible assets and $405,000 to the Management Agreement. The Management Agreements executed are net revenue contracts.

         In August 1998, the Company executed a 25-year Management Agreement with a dental practice in Gainesville, Florida. Unaudited net practice revenue of the dental practice was approximately $241,000. The total cost to the Company is approximately $30,000 of which $21,000 is allocated to tangible assets and $9,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In August 1998, the Company executed a 25-year Management Agreement with three dental practices in northwest Indiana. Unaudited net practice revenue of the dental practices was approximately $1.5 million. The total cost to the Company is approximately $391,000 of which $130,000 is allocated to tangible assets and $261,000 to the Management Agreement. The Management Agreements executed are net revenue contracts.

         In September 1998, the Company executed a 25-year Management Agreement with a dental practice in Ocala, Florida. Unaudited net practice revenue of the dental practice was approximately $525,000. The total cost to the Company is approximately $184,000 of which $52,000 is allocated to tangible assets and $132,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In September 1998, the Company executed a 25-year Management Agreement with a dental practice in Jacksonville, Florida. Unaudited net practice revenue of the dental practice was approximately $1.2 million. The total cost to the Company is approximately $365,000 of which $165,000 is allocated to tangible assets and $200,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

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

5.       SUBSEQUENT EVENTS

         On October 15, 1998 the Company executed an Agreement and Plan of Reorganization and Merger with Gentle Dental Service Corporation (NASDAQ: GNTL), a dental practice management company headquartered in El Segundo, California. In this proposed transaction, Gentle Dental Service Corporation ("Gentle") and the Company will each become a wholly-owned subsidiary of a new corporation to be headquartered in California. Each share of the Company's common stock will be converted into 1.67 shares of common stock of the new corporation. This proposed transaction is subject to, among other things, regulatory and stockholder approval.

         In November 1998, the Company executed 25-year Management Agreements with 22 dental practices in Pennsylvania. Unaudited net practice revenue of the dental practices was approximately $8.0 million. The total cost to the Company is approximately $2.8 million, with the allocation between tangible assets and the Management Agreement to be determined upon completion of an appraisal. The Management Agreements executed are net revenue contracts.

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

OVERVIEW

         The Company is a dental practice management company providing management and licensing services to dental practices in Florida, Georgia, Michigan and Indiana. As of September 30, 1998 the Company provided management and licensing services to 55 Managed Dental Centers, 35 of which are located in Florida, nine of which are located in Michigan, eight of which are located in Georgia, and three of which are located in Indiana. As of September 30, 1997, the Company provided management and licensing services to 20 Managed Dental Centers, 16 located in Florida and 4 in Michigan. Additionally, the Company provided only licensing services to three Licensed Dental Centers in Florida as of September 30, 1997. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing. With respect to management services it provides to dental practices, the Company enters into Management Agreements with the PAs that own the practices.

         Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50-90% of the net profits as defined in the Management Agreements of the individual Managed Dental Center, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues defined as cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). The remaining two Management Agreements continue to have management fee structures based upon 50-55% of the net profit, as defined, of the two related Managed Dental Centers. Subsequent to October 1996, the Company has executed Management Agreements on terms substantially similar to those of the Standard Management Agreements with management fees ranging from 67% - 74% of total net patient revenues.

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

         The Company from time to time has made loans to newly formed PAs with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the PAs execute promissory notes to the Company in the amount of such loans. At September 30, 1998, the total outstanding balance of such loans was $762,430. The notes underlying such loans generally have terms ranging from two to five years, bear interest at rates ranging between 8.5% and 18.5% and are secured by the assets of the related dental practice. The PAs to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans. In addition, the Company from time to time makes working capital advances to individual PAs, although it is not obligated contractually or otherwise to make such advances. The need to extend loans and advances to the PAs by the Company is not considered upon entering into Management Agreements. Extension of any such loans or advances is entirely within the Company's discretion. These advances are due within 12 months of issuance, bear interest at 8.5%, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to PAs are guaranteed by the relevant PA owner, although there is no independent collateral securing these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At September 30, 1998, the total outstanding balance of such advances was $3,015,900, net of a $120,000 reserve. There have been no revisions to the terms of any such loans or advances.

         None of the PA owners are officers, directors or employees of the Company. Dr. Dennis A. Corona, the owner of PAs operating a majority of the Managed Dental Centers, owns approximately 1% of the Company's Common Stock.

         The Company does not consolidate the balance sheets or the operating results (including revenue and expenses) of the dental practices under management since these revenues and expenses are earned and incurred by the PAs, not the Company. The Company has recorded goodwill and other intangible assets in cases where the Company has paid a PA in consideration for a modification to an existing Management Agreement or entering into new Management Agreements. Where the Company acquires the assets of another management company, such a transaction constitutes a business combination and the Company recognizes the related goodwill, if any, in accordance with the purchase method of accounting.

         In October 1997, the Company expanded its Management Information System hardware and software in its corporate office. In 1998, the Company began testing of new dental practice management software in several of its Managed Dental Centers. It is anticipated that all of the dental practices currently under management will have installed the new software and, where necessary, upgraded its hardware requirements. The Company believes that the cost for the hardware and software will not be in excess of $500,000, but this amount may increase as the number of Managed Dental Centers increases. The new software installed at several of the Managed Dental Centers and the corporate offices have addressed the Year 2000 issues with respect to those systems under the Company's control. The Company has not determined the level of preparedness of third parties with which it deals nor the implications that a failure on their part could have on the Company. The Company is in the process of making that determination. In analyzing potential new affiliations, the Company will consider the cost and timing of a practice's ability to prepare for the Year 2000 issues before executing a Management Agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         MANAGEMENT FEES. Management fees consist of a percentage of the net realizable patient-related revenue at the majority of the PAs and a percentage of the net realizable profits earned by the remaining PAs. Management fees increased 253% from $2.2 million for the three months ended September 30, 1997, to $7.9 million for the three months ended September 30, 1998. Revenues at practices grew 13.5%, or approximately $590,000, while the balance of the increase relates to the addition of 35 Managed Dental Centers.

         CONSULTING AND LICENSING FEES. Consulting and licensing fees consist of fees earned by the Company for licensing services to all of the Dental Centers. Consulting and licensing fees increased 215% from $54,399 for the three months ended September 30, 1997, to $171,182 for the three months ended September 30, 1998. The increase is primarily attributable to the addition of 35 Managed Dental Centers.

         MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased 205% from $1.8 million for the three months ended September 30, 1997, to $5.3 million for the three months ended September 30, 1998. As a percentage of net patient revenue at the Managed Dental Centers, Managed Dental Center Expenses decreased from 55% to 48%. This decrease is attributable to reduced staff salaries (3%), economies in purchasing of dental supplies and laboratories (1%) and other general costs associated with new affiliations (3%).

         SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate and regional offices. Salaries and benefits increased 137% from $184,512 for the three months ended September 30, 1997, to $436,607 for the three months ended September 30, 1998. This increase is attributable to the hiring of additional staff required to manage the additional 35 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, salaries decreased from 6% to 4%.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of expenses related to the operation of the Company's corporate and regional offices, such as rent, legal, accounting and travel expenses. General and administrative expenses increased 180% from $177,084 for the three months ended September 30, 1997, to $496,642 for the three months ended September 30, 1998. This increase is attributable to the opening of regional offices in Michigan, Georgia and Palm Beach, Florida, additional professional costs associated with the change from a privately-held to publicly-held company and increased occupancy and travel costs associated with the additional 35 Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, general and administrative expenses decreased from 6% to 4%.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers. It also includes amortization on intangible assets, primarily Management Agreements. Depreciation and amortization expense increased 580% from $45,484 for the three months ended September 30, 1997, to $309,075 for the three months ended September 30, 1998. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired and purchased Management Agreements related to the 35 additional Managed Dental Centers. As a percentage of net patient revenue at Managed Dental Centers, depreciation and amortization expense increased from 1% to 3%.

         INTEREST INCOME, NET. Interest income, net increased from $9,345 for the three months ended September 30, 1997, to $120,976 for the three months ended September 30, 1998. This increase is attributable primarily to earnings on increased cash balances associated with the Company's public offering in November 1997, less acquisition and affiliation costs expended to date on the 35 additional Managed Dental Centers.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         MANAGEMENT FEES. Management fees increased 319% from $4.7 million for the nine months ended September 30, 1997 to $19.7 million for the nine months ended September 30, 1998. Revenues at practices under management during both periods grew 10%, or approximately $2.8 million, while the balance of the increase relates to the addition of 43 Managed Dental Centers since January 1, 1997.

         CONSULTING AND LICENSING FEES. Consulting and licensing fees increased 115% from $216,284 for the nine months ended September 30, 1997 to $465,315 for the nine months ended September 30, 1998. The increase is primarily attributable to the addition of 43 Managed Dental Centers, offset by the cessation of approximately $85,000 on four Michigan practices which were converted effective July 1, 1997 into Managed Dental Centers. Income from consulting fees is now included in management fees.

         MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses increased 253% from $3.8 million for the nine months ended September 30, 1997 to $13.3 million for the nine months ended September 30, 1998. As a percentage of net patient revenue at Managed Dental Centers, Managed Dental Center expenses decreased from 56% to 48%. The decrease is due to economics in purchasing of dental supplies and laboratories (2%), reduced marketing expenditures (1%) in new affiliations with established reputations, occupancy costs (1%) and other general and administrative expenses (4%).

         SALARIES AND BENEFITS. Salaries and benefits increased 119% from $557,528 for the nine months ended September 30, 1997 to $1.2 million for the nine months ended September 30, 1998. This increase is attributable primarily to the hiring of additional personnel in the Company's accounting and business development departments and regional offices in Michigan, Georgia and Palm Beach, Florida to administer the additional 43 Managed Dental Centers. As a percentage of net patient revenue, salaries and benefits decreased from 8% to 5% due to operating leverage of corporate infrastructure.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 321% from $313,054 for the nine months ended September 30, 1997 to $1.3 million for the nine months ended September 30, 1998. This increase is attributable primarily to opening of regional offices, additional professional costs associated with the change from a privately-held to publicly-held company and increased occupancy and travel costs associated with the additional 43 Managed Dental Centers. As a percentage of the net patient revenue, general and administrative expense remained at 5% for both periods.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 703% from $87,062 for the nine months ended September 30, 1997 to $698,827 for the nine months ended September 30, 1998. This increase is attributable to the depreciation on the acquired non-dental assets and amortization on the Management Agreements obtained in connection with the 43 additional Managed Dental Centers. As a percentage of net patient revenue, depreciation and amortization expense increased from 1% to 3%.

         INTEREST INCOME, NET. Interest income, net increased from $45,809 for the nine months ended September 30, 1997 to $513,931 for the nine months ended September 30, 1998. This increase is attributable primarily to earnings on the higher cash balance associated with the Company's public offering in November, 1997, less funds expended to date on the 43 additional Managed Dental Centers.

SEASONALITY

         The Company historically has experienced seasonal fluctuations in its quarterly revenue. Specifically, the first and fourth quarters reflect the highest patient volume, while the third quarter has traditionally had the lowest patient volume. The Managed Dental Centers in Florida have traditionally experienced increased patient visits in November through March due to an increase in the population base during these months, while patient visits decrease during the summer. The Company began managing additional Managed Dental Centers in Michigan, Georgia and Indiana in July 1997, March 1998 and August 1998, respectively. The Company expects that the seasonality in Florida will be offset to some extent by fewer seasonal fluctuations in Michigan and Georgia and Indiana and this expectation held true for the third quarter ended September 30, 1998.

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


                                                               QUARTER ENDED
                                        DECEMBER 31,     MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                            1997           1998           1998            1998
                                        -----------------------------------------------------------
Number of managed dental centers (1)         29             44             49              55
Net patient revenue at managed
    dental centers (2) .............     $3,868,333     $6,799,853     $9,942,993     $11,185,900
Total revenues .....................      2,970,035      4,932,971      7,163,745       8,030,406
Managed dental center expenses .....      2,130,256      3,266,401      4,728,111       5,341,355
Operating income ...................        246,296        909,898      1,195,915       1,446,727
Net income .........................        285,046        700,928        833,815         964,137

(1)  Presented as of the end of the period.
(2) Net patient revenue is the total amount of revenue recorded by the PAs during the period. Revenue is included from and after the date on which the relevant PA executed a Management Agreement with the Company.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash provided by operations for the nine months ended September 30, 1997 and 1998 was $716,582 and $718,050, respectively. Net cash provided by operations for these periods consisted primarily of net income and increases in current liabilities offset by increases in consulting, license fees and management fee receivables.

         Cash used in investing activities for the nine months ended September 30, 1997 and 1998 was $1.6 million and $13.1 million, respectively. For the nine months ended September 30, 1997, the investing activities included $555,158 related to the purchase of non-dental assets and $1.0 million related to the purchase of Management Agreements. For the nine months ended September 30, 1998, the investing activities included $9.3 million related primarily to the purchase of Management Agreements, $2.9 million related to the purchase of non-dental assets, $468,437 related to satisfaction of outstanding obligations on acquisitions and affiliations and $450,000 related to an increase in notes receivable to PAs.

         Cash provided by (used in) financing activities for the nine months ended September 30, 1997 and 1998 was $107,377 and ($352,543), respectively. For the nine months ended September 30, 1997 the financing activities were primarily related to advances to PAs offset by proceeds of new long-term debt. For the nine months ended September 30, 1998, the Company had $2.3 million in net proceeds on long-term debt offset by $2.5 million in working capital advances to PAs.

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

         On May 14, 1998, the Company executed a $15 million Revolving Note with Nationsbank, N.A. which replaced the Credit Agreement. The Revolving Note is intended to provide funds for the acquisition and affiliation with dental practices and working capital uses in a revolving line of credit facility. The note matures in one year, with annual renewals thereafter. The Company and its subsidiaries have pledged substantially all of their assets as collateral. The note bears interest at 1.75% over LIBOR, payable monthly. The Company is required to maintain certain financial covenants during the term of the note. As of September 30, 1998, the Company had $1.0 million outstanding under the note.

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

         The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company intends to acquire Management Agreements or lend money to PAs to fund the purchase of the assets of additional dental practices. The Company plans to finance these activities through a combination of existing cash, cash flow from operations, bank financing and issuances of Common Stock.

         On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.0 million. Based upon the Company's anticipated needs for acquisition of non-dental assets of dental practices, working capital and general corporate purposes, management believes that the combination of existing cash, cash flow from operations, available credit lines and net proceeds from the Offering will be sufficient to meet its capital requirements through December 31, 1999.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.
                None.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

                There have been no changes in securities. From November 4, 1997 through December 31, 1997 the Company expended approximately $2.8 million for costs incurred in connection with the offering, including Underwriter discounts and commissions ($1.7 million), legal ($395,000), accounting ($342,000), printing ($155,000) and miscellaneous expenses ($221,000). None of these expenses were payable either directly or indirectly to any directors, officers or affiliates. After deducting these costs, net proceeds of the offering to the Company were $21.2 million.

                Since its initial public offering, the Company has expended approximately $13.6 million of the proceeds therefrom for the purchase of tangible and intangible assets ($2.5 million), advances to PAs ($1.9 million) and the entering into Management Agreements with dental practices ($9.2 million). No portion of the $13.6 million was paid to any directors, officers or affiliates. The balance of the proceeds remain invested in short-term interest-bearing accounts.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.
                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                None.

ITEM 5.         OTHER INFORMATION.
                None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

                21.1     SUBSIDIARIES

                27 FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (FOR SEC USE ONLY).

REPORTS ON FORM 8-K

                The Company filed a report on Form 8-K on October 30, 1998 concerning the Agreement and Plan of Reorganization and Merger with Gentle Dental Service Corporation.

                           DENTAL CARE ALLIANCE, INC.

SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE:    NOVEMBER 13, 1998
                                             DENTAL CARE ALLIANCE, INC.


                                              /s/ STEVEN R. MATZKIN, DDS
                                              --------------------------
                                                  STEVEN R. MATZKIN, DDS
                                                  President and Chief
                                                  Executive Officer
                                                  Chairman of the Board


                                              /s/ DAVID P. NICHOLS
                                             -------------------------
                                                  DAVID P. NICHOLS
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

21.1           List of Subsidiaries

27             Financial Data Schedule (for SEC use only)