Form 10-K405
period 1998-12-31
DENTAL CARE ALLIANCE INC
filed 1999-03-31
CIK 1044914

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Sections 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period from _______ to ______.

                         Commission File Number 0-23219

                           DENTAL CARE ALLIANCE, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                             65-0555126
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              1343 MAIN STREET, SUITE 700, SARASOTA, FLORIDA 34236
               (Address of principal executive offices) (Zip Code)

                                 (941) 955-3150
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock reported on the Nasdaq market on March 12, 1999 was $28,158,000.

As of March 11, 1999, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 7,031,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I
ITEM 1.           BUSINESS

             THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21B OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, THE PACE OF DEVELOPMENT AND ACQUISITION ACTIVITY, THE DEPENDENCE ON MANAGEMENT AGREEMENTS, THE P.A.S AND AFFILIATED DENTISTS, THE REIMBURSEMENT RATES FOR DENTAL SERVICES, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. OTHER RISK FACTORS ARE LISTED IN THE COMPANY'S REGISTRATION STATEMENT NO.333-34429 AS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

         Dental Care Alliance, Inc. ("DCA") was formed on October 23, 1996 to effect a reorganization among DCA, Golden Care Holdings ("GCH"), the predecessor which was incorporated in 1993, and its majority owned subsidiaries, (collectively, the "Company"). The Company provides management and licensing services to dental practices in Florida, Georgia, Michigan, Indiana and Pennsylvania. As of December 31, 1998, the Company provided management services to 78 Dental Centers ("Managed Dental Centers"). As of December 31, 1997, the Company provided services to 32 Dental Centers, 29 of which were Managed Dental Centers and three of which the Company only provided licensing services ("Licensed Dental Centers"). The Company discontinued providing services to the Licensed Dental Centers in 1998. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing. See "The Company" and Note 1 to the Consolidated Financial Statements for information relating to the history of the Company.

         On March 12, 1999, based upon shareholder approval on March 11, 1999, DCA became a wholly-owned subsidiary of InterDent, Inc. as a result of a business combination between DCA and Gentle Dental Service Corporation, a Washington corporation.

SERVICES AND OPERATIONS

         The Company provides management and administrative services to the Managed Dental Centers but does not provide dental care services. The Company provides, supervises or facilitates financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services for the individual dental professional corporations or professional associations (the "P.A.s") and employs the Managed Dental Centers' management and administrative personnel. The P.A.s employ and maintain full control over the general dental and specialty dental practitioners (such as orthodontists, periodontists, endodontists and oral surgeons) working at the Managed Dental Centers ("Affiliated Dentists"), hygienists and other dental professionals and set standards of care in order to promote the provision of high quality dental care. The individual P.A.s are responsible for compliance with state and local regulations of the practice of dentistry and with licensing and certification requirements, and each P.A. is responsible for acquiring and maintaining professional liability insurance. The Company's services can be grouped into three broad categories: personnel services, operational services and financial services.

         PERSONNEL SERVICES

         TRAINING AND EDUCATION. The individual P.A.s employ, supervise and train all dentists, dental hygienists and other dental professionals at each Managed Dental Center. The Company, while not engaged in the practice of dentistry, assists the individual P.A.s in training and educating professional personnel by providing analyses that allow the P.A.s to determine training needs. All personnel, other than dentists, dental hygienists and other dental professionals, are supervised and trained by the Company or its subcontractor. The Company also helps to coordinate group meetings and seminars at which the P.A.s provide continuing education to their professionals. In addition, the Company encourages and facilitates team building of the staffs through regularly scheduled staff meetings and social events. Each individual P.A. maintains full control over the practice of dentistry by the dental professionals it employs and sets standards of practice in order to promote quality dental care.

         RECRUITING. The Company continually assists the P.A.s in recruiting dentists to add to its network as Affiliated Dentists. Such recruiting takes place at dental schools through the Company's contacts at such schools, at regional dental conventions and through advertising in regional and national dental publications. Recruitment of general dentists, specialists and other professionals is the primary responsibility of the Company's Director of Development.

         HUMAN RESOURCE MANAGEMENT. The Company is responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting Company employees, which include non-dental professionals providing services to the P.A.s. Services provided by the Company include: (i) payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll taxes and related matters; (ii) risk management, including on-site safety inspections and monitoring, training, and workers' compensation claim management and administration; (iii) administering benefit plans; and (iv) the provision of human resource materials, consulting and expertise on other human resource issues. A professional employer organization (the "Co-Employer") assists the Company in providing these services. The Co-Employer arrangements allow the Company to improve productivity and profitability by relieving it of certain burdens associated with employee administration, helping it to better manage certain employment-related risks, improving cash management with respect to payroll-related expenses and enabling it to provide certain benefits on a cost-effective basis. The Company intends to assume the responsibilities of the Co-Employer when it becomes operationally efficient for the Company to do so. See Item 1 "Business-Employees."

         OPERATIONAL SERVICES

         MANAGEMENT INFORMATION SYSTEMS. The Company utilizes its information systems to track data related to each Managed Dental Center's operations and financial performance. Billing and collection information is compiled on a daily basis, enabling the Company to monitor financial performance and operational efficiency. The Company generates reports for each Managed Dental Center containing information as to every visit, charge and procedure. These reports are reviewed by either the Company's Chief Financial Officer or Controller and then by the Operations Department which analyzes performance and efficiencies, particularly the ratios of dollars per patient. These reports are also given to the Dental Director who reviews them for inefficiencies and evaluates how performance may be improved. The Company provides an analysis of these results to the P.A.s and recommends specific measures to improve the financial performance of the Managed Dental Centers. The analysis enables a Managed Dental Center to improve its financial performance by making periodic adjustments in marketing and operations.

         QUALITY ASSURANCE. Prior to the execution of a Management Agreement with a new P.A., the Company evaluates the dental practice to determine in which areas, if any, the proficiency level of the dental professionals employed by the P.A. can be enhanced. The Company also works closely with the Dental Directors to assure that quality dental services are being provided. While supervision of dental services is the responsibility of the Dental Directors, the Company provides Dental Directors with reports that help them evaluate performance. For example, certain dental laboratories monitor the case quality of the Affiliated Dentists in performing particular tasks. Such monitoring allows the Company and the P.A.s to notify the appropriate Dental Director if any procedure is being done inefficiently at a particular Managed Dental Center or by a particular Affiliated Dentist or other dental professional. The Dental Director then works directly with the dental professionals at the Managed Dental Center to identify the reason for the inefficiency and to implement solutions, such as additional training, to improve performance in that area. The Company also performs patient surveys to monitor patient satisfaction, and the Dental Directors periodically audit patient charts and provide advice to the general dentists and dental specialists employed by the PAs. See Item 1 "Business - Services and Operations Management Information Systems" and " - Dental Directors."

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

         ADVERTISING AND MARKETING. The Company assists in developing and implementing customized marketing plans tailored to the specific characteristics of each Dental Center's market. Such marketing may include the use of local radio, TV and print advertising, and other marketing promotions. In some instances the Company seeks to promote brand name recognition of its Managed Dental Centers through use of regional brand names owned by the P.A.s. For example, in Florida, several of the Company's Managed Dental Centers use the name "Advanced Dental Care." In some cases, Dental Centers are marketed under the names used by the practices prior to their affiliation with the Company to take advantage of the practices' existing market position. Most states, including Florida and Michigan, place certain restrictions on the ability of corporations such as the Company to provide advertising and marketing services to the professional associations or corporations organized in such states. Many states, prohibit dentists from using, except in limited circumstances, advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a nondentist is engaged in the practice of dentistry. Florida law also requires all advertising to identify the dentist who assumes total responsibility for the advertisement and may not include the name of a person who is neither actually involved in the practice of dentistry at the advertised location nor an owner of the practice being advertised. Similarly, Michigan law requires that the name of each dentist performing services at a location be clearly disclosed by sign or lettering at such location. In addition, Michigan and Florida law imposes additional restrictions on advertisements by specialists.

         PURCHASING AND DISTRIBUTION. The size of the Company's network enables the Company to purchase dental supplies, laboratory services, equipment, insurance, management information systems, advertising and office furniture at reduced costs. Dental equipment supplies are obtained by the Company as directed by the P.A.s and administrative supplies are purchased by the Company pursuant to high-volume supply contracts with favorable price terms. The Company monitors inventory levels and adjusts distribution to reduce carrying costs on inventory.

         FINANCIAL SERVICES

         THIRD-PARTY PAYOR MANAGEMENT. The Company examines various factors to determine which third-party payors' assignments it will recommend at each Managed Dental Center. Factors considered by the Company in making this recommendation include the types of procedures that are generally performed at the Managed Dental Centers, the geographic area served by the particular plan and the demographic characteristics of the typical plan participants. Some element of managed care is present at most Managed Dental Centers, although generally not as the primary source of revenues. The Company assists the Managed Dental Centers in the negotiation of contracts with third-party payors. As a result of its size, the Company is often able to negotiate better terms for its Managed Dental Centers with third- party payors than would be available to solo practitioners or small group dental practices.

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

         THIRD-PARTY FINANCING. The Company has contracts with multiple non-recourse third-party financing companies that enable the Managed Dental Centers to offer various third-party financing options directly to their patients. The Company is not a party to the financing agreements. At the time a patient receives dental treatment and upon credit approval of the patient by the third-party financing company, the P.A. is paid at varying discounts to the full price of its services, based upon financing terms. The financing company is subsequently responsible for all billing to and collection from the patient and has no recourse for payment against the Company or the Managed Dental Center.

DENTAL CENTER LOCATIONS

         The following table lists the locations of the Company's Managed Dental Centers at December 31, 1998 and the dates on which Management Agreements between the P.A.s that own each Managed Dental Center and the Company were first entered into.
                                                                   DATE OF
         LOCATION                                           MANAGEMENT AGREEMENT
         --------                                           --------------------
         Sarasota, Florida                                      November 1993
         Largo, Florida                                         November 1993
         Port Charlotte, Florida                                November 1993
         Englewood, Florida                                     March 1994
         Fort Myers, Florida                                    October 1994
         Sarasota, Florida                                      March 1995
         Kissimmee, Florida                                     April 1995
         Bradenton, Florida                                     July 1995
         Orlando, Florida                                       June 1996
         Tampa, Florida                                         June 1996
         Ocoee, Florida                                         June 1996
         Clearwater, Florida                                    June 1996
         Tampa, Florida (North)                                 April 1997
         Flint, Michigan                                        July 1997
         Detroit area, Michigan (4 centers)                     March 1998
         Tallahassee, Florida                                   August 1997
         St. Petersburg, Florida                                September 1997
         Lakeland, Florida                                      December 1997
         Palma Ceia, Florida                                    December 1997
         Rockledge, Florida                                     December 1997
         Palm Beach County, Florida (7 centers)                 December 1997
         Bradenton, Florida (2 centers)                         January 1998
         Orlando, Florida (2 centers)                           February 1998
         Mt. Dora, Florida                                      March 1998
         Dalton, Georgia                                        March 1998
         Detroit area, Michigan (4 centers)                     March 1998
         Atlanta area, Georgia (4 centers)                      March 1998
         Savannah, Georgia                                      May 1998
         Orange City, Florida                                   June 1998
         Fayetteville, Georgia                                  June 1998
         East Point, Georgia                                    June 1998
         Tallahassee, Florida                                   August 1998
         Gainesville, Florida                                   August 1998
         East Chicago, Indiana                                  August 1998
         Munster, Indiana                                       August 1998
         Merrillville, Indiana                                  August 1998
         Ocala, Florida                                         September 1998
         Jacksonville, Florida                                  September 1998
         Philadelphia area, Pennsylvania (22 locations)         November 1998
         North Miami Beach, Florida                             November 1998

         From December 31, 1998 through March 11, 1999, the Company has entered into Management Agreements involving three Managed Dental Centers in Michigan.


MANAGEMENT AGREEMENTS

         At December 31, 1998, the Company had entered into Management Agreements with 45 P.A.s to manage 78 centers pursuant to which the Company or its assigns are the exclusive business managers, to the extent allowable by law, of the associated Managed Dental Centers. Since December 31, 1998, the Company has entered into Management Agreements with three P.A.s to manage three centers. Additionally, in February 1999, one P.A. elected to exercise its option to terminate its Management Agreement. All but three of the Management Agreements are Standard Management Agreements (described below). The Company plans to continue to use the Standard Management Agreement to the extent possible as it enters into arrangements with additional dental practices. However, the terms of future agreements may differ according to market conditions and the statutory and regulatory requirements of the particular state in which the dental practice is located. The Company had previously entered into three management agreements with respect to six additional dental practices on terms different from those of the Standard Management Agreements. Descriptions of these Management Agreements are set forth below.

         Under the Standard Management Agreements, the Company provides comprehensive administrative and business services and support to the P.A.s. The Company, among other things, (i) assists in the identification of areas in which the performance of the Managed Dental Centers and their dental professionals can be improved to increase revenues and operating income, (ii) provides, maintains and repairs all offices, equipment and furnishings, (iii) employs all non-professional personnel necessary for the operation of the Managed Dental Centers, (iv) provides payroll services, (v) implements standard business systems and procedures and provides or facilitates systems and efficiencies training, (vi) orders all general business inventory and supplies required by the Managed Dental Centers and handles accounts payable, (vii) establishes and maintains information systems and provides accounting and bookkeeping services,
(viii) monitors compliance with rules and regulations applicable to the Managed Dental Center business, (ix) provides marketing assistance and (x) provides assistance in billing and collections, all to the extent permitted by law.

         The Standard Management Agreements provide that the P.A.s are responsible for, among other things, (i) employing and supervising all Affiliated Dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to Affiliated Dentists and dental hygienists, (iii) participating in quality assurance/utilization review programs, (iv) maintaining proper dental patient records, (v) obtaining and maintaining professional liability insurance with limits of not less than $300,000 per claim and aggregate policy limits of not less than $1.0 million and (vi) any other requirements to carry out the practice of dentistry.

         Under the terms of the Standard Management Agreements, the P.A.s are required to indemnify, hold harmless and defend the Company from and against any and all claims from negligent or intentional acts or omissions, including the performance of dental services, by the P.A.s and their employees. The Company is required to indemnify, hold harmless and defend the P.A.s from and against any and all claims resulting from negligent or intentional acts or omissions by the Company.

         As compensation for its management services under the Standard Management Agreements, the Company earns a management fee equal to 67% - 74% of the Net Collected Revenues earned by the P.A.. The Company pays all of the operating and nonoperating expenses incurred by the P.A.s except for (i) salaries and benefits to the Affiliated Dentists and dental hygienists, (ii) licensing fees paid to the Company, (iii) debt and asset carrying costs related to the acquisition of the dental practice, and (iv) any other direct cost to the P.A. not covered under the Standard Management Agreement.

         The Standard Management Agreements have 25-year terms, with automatic annual one-year renewals thereafter, and are terminable by either party for cause or upon the insolvency of the other party. In the event of a material default by the P.A. or the P.A. owner, the Company has the option to cause the sale of all of the stock or all of the assets of the P.A. to a licensed dentist designated by the Company. In such an event, the P.A. owner receives the proceeds of the sale, subject in certain cases to preset formulas, less any amounts owed as a result of the default. The P.A. or the P.A. owner may terminate the agreement without cause provided the practice is sold to a dentist acceptable to the Company. The Standard Management Agreements provide that they shall be amended by the parties in the event of any regulatory matters affecting the validity of the Standard Management Agreement in a manner necessary to bring the Standard Management Agreements into compliance.

         During the terms of the Standard Management Agreements, the Company and the P.A.s agree not to disclose certain confidential and proprietary information regarding the other. The P.A.s are required under the Standard Management Agreements to use their best efforts to enter into and enforce written employment agreements with each of their professional employees containing covenants not to compete with the P.A. in a specified geographic area for a specified period of time, generally from one to three years after termination of the employment agreement. The employment agreements generally provide for injunctive relief in the event of a breach of the covenant not to compete. However, the P.A.s ability to enforce such covenants is uncertain.

         One P.A. in Florida is party to a Management Agreement substantially in the same form as the Standard Management Agreement, except that (i) the P.A. pays the Company a monthly management fee of 55% of its net profits (defined as total collected revenues on a cash basis less any patient refunds and less practice expenses, including nonprofessional staff expenses), and (ii) this agreement expires in 2003. In addition, the agreement provides that the P.A. has the option, during the period commencing on October 20, 1998 and ending 90 days thereafter, of terminating the agreement by paying to the Company a "termination" fee plus any accrued management fees. The P.A. elected to terminate the Management Agreement effective February 1, 1999. The Company earned management fees from this P.A. of $120,000, $121,900 and $136,000 for the years ending December 31, 1996, 1997 and 1998, respectively.

         Another P.A. in Florida is party to a Management Agreement substantially in the same form as the Standard Management Agreement, except that
(i) the P.A. pays to the Company a monthly management fee of 50% of its net profits (defined as total collected revenues on a cash basis less any patient refunds and less practice expenses, including non-professional staff expenses) and (ii) this agreement expires in 2003. In January 1999, the stockholders of this P.A. sold their shares to another licensed dentist. The new stockholder executed a standard Management Agreement in January, 1999 on behalf of the P.A..

         In July 1997, the Company entered into a global Management Agreement to manage four Managed Dental Centers in Michigan substantially in the same form as the Standard Management Agreement, except that it expires in July 2005. The Company subcontracts the day-to-day management functions of the four Michigan Dental Centers subject to this agreement to an affiliate of the owner of the applicable P.A.s. As a result, the Company pays a fee to such subcontractor equal to 80% of the net profits of these Managed Dental Centers (as defined in the Administrative Service Subcontract Agreement with such subcontractor), after certain adjustments. In February 1999, the Company purchased the tangible assets of these Dental Centers and the Management Agreements were converted to Standard Management Agreements with a 25-year term.

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

         The success of the Company will depend in part on the Company's ability to effectively manage an increasing number of Managed Dental Centers, some of which are expected to be located in markets geographically distant from markets in which the Company presently operates. The addition of Managed Dental Centers may impair the Company's ability to efficiently and successfully provide management services to existing Managed Dental Centers and to manage and supervise adequately the

Company's employees. Until 1998, the Company had little experience in managing more than 20 Managed Dental Centers, and the Company's results of operations and financial condition could be materially adversely affected if it is unable to do so effectively.

         The Company's growth will require that substantial capital investment and adequate financing be available to the Company. Capital is needed for (i) the acquisition by the Company of the non-dental assets of dental practices,
(ii) entering into Management Agreements, (iii) the integration of operations of dental practices, (iv) the purchase of additional equipment and technology, and
(v) loans to P.A.s to purchase the dental assets of dental practices. The Company believes that the net proceeds from its public offering, cash flow from operations and borrowings available under the Company's existing credit facility will be adequate to meet the Company's anticipated capital needs through 1999, although there can be no assurance to that effect. After 1999, the Company may be required to obtain financing through additional borrowings or the issuance of additional equity or debt securities. There can be no assurance that the Company will be able to obtain such financing or that, if available, such financing will be on terms acceptable to the Company. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its expansion strategy, which could have a material adverse effect on the Company's results of operations and financial condition.

LICENSE AGREEMENTS

         As of December 31, 1998, seventy-one of the Managed Dental Centers had entered into short form license agreements and seven Managed Dental Centers entered into long form license agreements with the Company (collectively, the "License Agreements"). The long form license agreements generally have terms of five years, with automatic five-year renewal terms, while the short form license agreements have terms that are coterminous with the related Management Agreements. In consideration for the payment of a monthly license fee, which has generally ranged from $600 to $1,200, the licensee is entitled to identify its Dental Center as a member of the Company's network, participate in marketing programs, utilize the Company's discounted purchasing capabilities, and use one or more of the Company's service marks, logo types and commercial symbols (collectively, the "Licensed Symbols"). The long form license agreements also provide for a monthly advertising fee of $1,000 which, if collected would be used for general marketing, advertising and promotion of the Company's network and the Licensed Symbols. The Company has not collected any such monthly advertising fees and does not intend to do so in the future. The manner in which the licensee intends to use the Licensed Symbols must be approved in advance by the Company.

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

DENTAL DIRECTORS

         The Company divides the geographic areas in which it operates into regions, each of which is under the supervision of an Affiliated Dentist (each, a "Dental Director"). At December 31, 1998, there were seven regions and nine Dental Directors, each employed by, or owners of, the P.A.s within their region. The Company has added two regions and four Dental Directors since December 31, 1998. The Company expects that additional regions and Dental Directors will be added by the P.A.s as the Company enters into Management Agreements with additional P.A.s in new locations.

         The primary purpose of the Dental Directors is to promote the provision of high quality dental care and to refine operating efficiencies at the Managed Dental Centers. Dental Directors continually monitor and evaluate the performance of the Affiliated Dentists and the Managed Dental Centers within their region by identifying operational inefficiencies and implementing solutions to address these inefficiencies. Each Dental Director performs periodic spot checks in which the performance of each Managed Dental Center is scrutinized in detail. The Dental Directors also assist the P.A.s in their region with the hiring, training and supervision of dental professionals. The Company believes that close relationships among the Dental Directors, the P.A.s they supervise, and the Company allows for the identification of specific inefficiencies, the quick remediation of such inefficiencies and the realization of the benefits produced by the Company's management approach.

GOVERNMENTAL REGULATION

         The dental industry is regulated extensively at both the state and federal levels. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation and state insurance regulation. Although we believe that the operations of the Company comply in all material respects with the laws to which they are subject, there can be no assurance that a review of our business relationships by courts or other regulatory authorities would not result in determinations that could prohibit or otherwise adversely affect operations or that the regulatory environment will not change, requiring us to reorganize, change our methods of reporting revenues and other financial results or restrict existing or future operations. Any such change could have a material adverse effect on the new company's business, financial condition and results of operations.

         NON COMPLIANCE WITH CORPORATE PRACTICE OF DENTISTRY AND FEE SPLITTING LAWS. The laws of many states prohibit dentists from splitting fees with non-dentists and prohibit non-dental entities from engaging in the practice of dentistry or employing dentists to practice dentistry. The laws regarding fee-splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of the business or relationships with affiliated dental practices, or the dentists owning or employed by such practices, will not be successfully challenged or that the enforceability of the provisions of any management agreement will not be limited.

         NONCOMPLIANCE WITH STATE AND FEDERAL FRAUD AND ABUSE, ANTI-KICKBACK AND ANTI-REFERRAL LAWS. The applicability of federal and state laws relating to fraud and abuse, kickbacks and referrals to transactions or arrangements in the health care industry has been the subject of limited judicial interpretations. There can be no assurance that judicial or administrative authorities will not find that such laws prohibit the manner in which the Company currently operates, which could have a material adverse effect on the Company's business, financial condition or results of operations. In particular, there can be no assurance that federal or state laws relating to kickbacks, referrals or fee-splitting will not be construed as prohibiting the compensation of a dental practice manager based on a percentage of a managed practice's income or revenues.

         Noncompliance with, or violation of, either the anti-kickback provisions or restrictions on referrals can result in exclusion from the Medicare and Medicaid programs as well as civil and criminal penalties. Similar penalties apply for violations of state law. We make every effort to comply with the anti-kickback and anti-referral laws. However, if such laws were construed in a manner that prohibits the operations of the Company or the affiliated practices, the Company's business, financial condition and results of operations could be materially adversely affected.

         NONCOMPLIANCE WITH STATE INSURANCE LAWS AND REGULATIONS. There are certain regulatory risks associated with negotiating and administering managed care and capitation contracts. The application of state insurance laws to reimbursement arrangements is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As the Company or the affiliated dental practices contract with third-party payors for certain non-fee-for-service arrangements, we may become subject to state insurance laws. In the event that we are determined to be engaged in the business of insurance, we could be required either to seek licensure as an insurance company or to change the form of our relationships with third-party payors and may become subject to regulatory enforcement actions. In such event, the Company's business, financial condition and results of operations may be materially adversely affected.

         The United States Congress and state legislatures have considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. Health care reform legislation adopted by Congress or the legislatures of states in which we do business, downward pressure on reimbursement amounts paid by governmental payors, dependence on the appropriations process for payment by such payors, as well as changes in federal and state regulations could have a material adverse effect on our business, financial condition and results of operations.

INSURANCE

         The Company's business entails inherent risk of liability. The Affiliated Dentists and dental hygienists employed by the P.A.s are involved in the delivery of health care services to the public and accordingly, such individuals, the P.A.s and the Company are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. The Company is indemnified under the Management Agreements for claims against the Company arising from the performance of medical and dental services provided by the P.A.s. Successful malpractice claims, however, could have an adverse effect on the Company's profitability. The P.A.s and the Affiliated Dentists and other dental professionals they employ maintain professional liability insurance with limits of not less than $300,000 per claim and with aggregate policy limits of not less than $1.0 million per dentist. The Company is a named insured in most cases. The Company does not maintain separate liability insurance. While the Company believes that the foregoing provides adequate liability insurance coverage, there can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms.

COMPETITION

         The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly competitive. The primary bases of competition between dental practice management companies are management expertise and experience, the elements of its operating strategy, the opportunity for career enhancement of potential associated dentists and other dental professionals, the size of the dental care network, the sophistication of management information systems, liquidity, the terms of the management agreements and name recognition. The Company currently competes with other dental practice management companies in its existing markets, including Coast Dental Services, Inc., Monarch Dental, American Dental Partners, and Castle Dental Centers, Inc. There are also a number of dental practice management companies currently operating in other parts of the country which may enter the Company's existing markets in the future. Many of such competitors and potential competitors have substantially greater financial resources than the Company, have established large dental practice networks, or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or enter into additional Management Agreements on terms acceptable to the Company. In addition, as the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong presence in such markets.

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

         As a result of the business combination with Gentle Dental Service Corporation, the combined companies represent one of the largest in the industry based upon practices under management. Since the new company will be in different markets, this will result in more local competition than the Company has experienced in the past.

SERVICE MARKS

         The Company has no registered services marks, trademarks, service names, tradenames, or logos.

EMPLOYEES

         The Company has entered into an agreement with an unrelated third party co-employer pursuant to which the majority of the Company's administrative and support staff located in the Managed Dental Centers as well as the Company's corporate office management and staff are co-employed. In certain cases on a temporary basis, the Company will employ the administrative staff directly until the co-employment arrangement is established. At December 31, 1998, the Company employed or co-employed 462 persons, consisting of 228 dental assistants, 196 dental office staff, and 38 executive and administrative staff. In addition, the majority of the P.A.s have entered into an agreement with the co-employer pursuant to which such P.A. and the co-employer co-employ all professional staff (all co-employees of the Company and the P.A.s are referred to hereinafter as the "Co-Employees"). At December 31, 1998, such P.A.s, in the aggregate, employed or co-employed 229 dental professionals, consisting of 140 dentists and 89 dental hygienists. The Company or the P.A.s, as the case may be, are responsible for the hiring, retention, salary and bonus determination, job performance-related training and other similar matters affecting co-employees while the co-employer is responsible for (i) payroll administration, including recordkeeping, payroll processing, making payroll tax deposits, reporting payroll taxes and related matters, (ii) risk management, including on-site safety inspections, monitoring, training and workers' compensation claim management and administration, (iii) administering benefit plans and (iv) human resource consulting and expertise on other human resource issues. The agreements with the co-employer are terminable by either party without cause on 30 days written notice, or for cause on 24 hours written notice. See Item 1 "Business - Services and Operations - Human Resource Management." The Company is not expected to change its co-employee agreement through 1999.

ITEM 2.           PROPERTIES

         At December 31, 1998, the P.A.s, or in some cases the Company, leased between 1,200 and 17,000 square feet of office space for each of the Managed Dental Centers. Rental payments for a leased Managed Dental Center range from approximately $18,000 per annum to $169,000 per annum. The Company plans to continue to lease rather than purchase space for the Managed Dental Centers to preserve the Company's available capital. The Company intends to add Managed Dental Centers to its network, which will result in additional office space under lease. See Item 13 "Certain Relationships and Related Transactions."

         The Company leases approximately 7,000 square feet of office space in Sarasota, Florida for its corporate headquarters at an annual rental of approximately $86,000. This lease expires in April 2002 and the Company believes the facility is adequate for its current needs or it will be able to locate additional space, as necessary, under similar terms.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings involving the Company. Affiliated Dentists and P.A.s are from time to time subject to malpractice claims. To the Company's knowledge, there are no material malpractice claims pending against any Affiliated Dentist or P.A.. Any such proceedings or claims, if successful, could result in damage awards exceedings, perhaps substantially, applicable insurance coverage.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


         On March 11, 1999, the Company held a Special Meeting of Stockholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Reorganization and Merger, dated as of October 15, 1998, as amended as of February 3, 1999 and February 9, 1999, by and among InterDent, Inc., Wisdom Holdings Corp. I, Inc., Wisdom Holdings Corp. II, Inc., Gentle Dental Service Corporation and the Company, and the consummation of the transactions contemplated by that agreement.

         The proposal was approved based upon the following votes:

            Approve                            5,812,708
            Disapprove                             8,850
            Abstain                                4,125

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

The Common Stock of the Company was traded and quoted on the NASDAQ National Market under the symbol DENT through March 12, 1999. The following table sets forth since November 4, 1997, the date the Company's Common Stock commenced trading and until December 31, 1998, the high and low per share price of the Company's Common Stock as reported by NASDAQ. The Company issued 2.0 million shares of Common Stock at $12.00 per share pursuant to its initial public offering in November 1997. Prior to that date, there was no established trading market for the Common Stock.
                                                           LOW             HIGH
                                                         ------            -----
Fourth Quarter (November 4, 1997 - December 31, 1997)    $13.88            $9.00

First Quarter, 1998                                      $13.13            $8.00

Second Quarter, 1998                                     $15.75           $11.00

Third Quarter, 1998                                      $12.38            $8.50

Fourth Quarter, 1998                                     $12.00            $9.00

The number of stockholders of record of the Company's Common Stock on March 10, 1999 was approximately 66.

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

On March 12, 1999, based upon shareholder approval on March 11, 1999, the Company completed the previously announced merger with Gentle Dental Service Corporation ("GDSC"). In the completed combination, the Company and GDSC, each became a wholle-owned subsidiary of InterDent, Inc. ("InterDent"), a new Delaware corporation. In the merger, each share of the Company's 7,031,187 total shares of outstanding common stock automatically converted into 1.67 shares of common stock of InterDent. Also, the Company filed Report Form 15-12G on March 12, 1999, incorporated herein by reference, to terminate its registration under the Securities Exchange Act of 1934, as amended.

No securities that were not registered under the Securities Act have been issued or sold within the past year except as follows:

                                                          DATE OF SALE
AMOUNT AND TYPE OF SECURITIES                            OR ENTITLEMENT             PURCHASER(S)             CONSIDERATION
-----------------------------                            --------------             ------------             -------------
365 Shares of Common Stock                                 April, 1998          Dr. Michael Zerivitz              (1)
47,151 Shares of Common Stock                             August, 1998            Michelle Lavelle                (2)
5,850 Shares of Common Stock                              August, 1998             Thomas Dippel                  (2)
121 Shares of Common Stock                               December, 1998         Dr. Michael Zerivitz              (1)
Options to purchase 265,750 shares of Common Stock           various          Non-employee Option Plan            (3)

-----------------
(1) Such shares were issued at fair market value in conjunction with consulting services performed.

(2)      Such shares were issued upon exercise of warrants granted to J.
         Lavelle.

(3)      Such shares were issued pursuant to the 1997 Non-qualified Stock Option
         Plan.

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

The Company filed a Registration Statement (No. 333-34429) effective October 31, 1997 for its initial public offering. The offering closed on November 4, 1997. The managing underwriters for the offering were Raymond James & Associates, Inc. and William Blair & Company, LLC. Two million shares of the Company's Common Stock were sold by the Company at $12 per share for an aggregate price of $24 million. Underwriter discounts and commissions were $1.68 million. On December 5, 1997, 300,000 shares were sold by selling shareholders shares of the Company's Common Stock were sold by Selling Shareholders for an aggregate price of $3.6 million which was paid to the Selling Shareholders. Selling security holders received net proceeds of $3,348,000 after paying $252,000 in underwriter discounts and commissions.

From November 4, 1997 through December 31, 1997 the Company expended an estimated $2,812,700 for costs incurred in connection with the offering, including Underwriter discounts and commissions of $1,680,000, legal of $395,000, accounting of $342,000, printing of $175,000 and miscellaneous expenses. None of these expenses were payable either directly or indirectly to any directors, officers or affiliates. After deducting these costs, net proceeds of the offering to the Company were $21,187,300.

From November 4, 1997 through December 31, 1998, the Company expended the remaining net proceeds of the offering as follows: $12,905,000 for entering into Management Agreements with dental practices, $4,756,000 for the purchase of tangible assets and $3,526,300 for advances to P.A.s. No portion of the $21,187,300 was paid to any directors, officers or affiliates.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The Company commenced operations in November 1993. The following selected consolidated financial data for the year ended December 31, 1994 and at December 31, 1994 are derived from the unaudited Consolidated Financial Statements of the predecessors of Dental Care Alliance, Inc. The following selected consolidated financial data for the years ended December 31, 1995, 1996, 1997 and 1998 and at December 31, 1995, 1996, 1997 and 1998 are derived from the Consolidated Financial Statements of Dental Care Alliance, Inc. and its predecessors which have been audited by PricewaterhouseCoopers LLP, independent accountants. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and other financial information included elsewhere in this Form 10-K.

                      SUMMARY FINANCIAL AND OPERATING DATA

                                                                                YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                            1994           1995            1996           1997            1998
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Management Fees ....................................   $    673,304   $    513,705    $  1,289,828    $  7,588,193    $ 28,641,031
Consulting and licensing fees ......................         42,763        262,769         347,600         290,885         695,361
                                                       ------------   ------------    ------------    ------------    ------------
          Total revenues ...........................        716,067        776,474       1,637,428       7,879,078      29,336,392
                                                       ------------   ------------    ------------    ------------    ------------
Managed dental center expenses (1):
   Staff salaries and benefits .....................           --             --           223,657       2,021,497       8,015,757
   Dental supplies .................................           --             --            79,448         650,444       2,039,687
   Laboratory fees .................................           --             --            98,222         971,024       3,101,909
   Marketing .......................................           --             --            38,128         414,519       1,127,906
   Occupancy .......................................           --             --           106,501         998,141       3,310,787
   Other ...........................................           --             --            57,182         851,631       1,931,947
                                                       ------------   ------------    ------------    ------------    ------------
           Total managed dental center expenses ....           --             --           603,138       5,907,256      19,527,993
                                                       ------------   ------------    ------------    ------------    ------------

                                                            716,067        776,474       1,034,290       1,971,822       9,808,399
Salaries and benefits ..............................        408,716        400,669         521,683         786,795       1,658,628
General administrative .............................        204,901        234,577         260,558         600,657       1,814,048
Advisory services (2) ..............................           --          127,768           --               --              --
Corporate restructure and merger costs .............           --             --             --               --           587,950
Depreciation and amortization ......................         15,150         22,106          27,654         163,681       1,062,646
                                                       ------------   ------------    ------------    ------------    ------------
   Operating income (loss) .........................         87,300         (8,646)        224,395         420,689       4,685,127
Interest income, net ...............................         22,584          6,494          20,781         263,568         639,981
                                                       ------------   ------------    ------------    ------------    ------------

Income before income taxes and
       minority interest ...........................        109,884         (2,152)        245,176         684,257       5,325,108
Provision for income taxes .........................         19,919           --            35,500         263,952       2,227,306
Minority interest ..................................          2,440          8,654           7,674            --              --
                                                       ------------   ------------    ------------    ------------    ------------
            Net income (loss) ......................   $     87,525   $    (10,806)   $    202,002    $    420,305    $  3,097,802
                                                       ============   ============    ============    ============    ============
   Adjustment to redemption value of common
      And preferred securities .....................         39,951         85,709        (191,237)        (10,500)           --
   Cumulative preferred stock dividend .............           --             --            (6,485)       (100,000)           --
                                                       ------------   ------------    ------------    ------------    ------------

Net income applicable to common stock ..............   $    127,476   $     74,903    $      4,280    $    309,805    $  3,097,802
                                                       ============   ============    ============    ============    ============
Net income (loss) per common share:
   Basic ...........................................                  $       0.02            --      $       0.07    $       0.44
   Diluted .........................................                  $       0.02            --      $       0.07    $       0.44
Weighted average common shares outstanding:
   Basic ...........................................                     3,791,610       3,829,029       4,640,331       6,996,842
   Diluted .........................................                     3,864,291       3,873,747       4,697,800       7,080,755

                                                                                     AT DECEMBER 31,
                                                         1994            1995             1996             1997            1998
                                                     -----------      -----------      -----------      -----------      -----------
BALANCE SHEET DATA:
Working capital ...............................      $   113,385      $    98,676      $   965,853      $19,756,744      $10,672,085
Total assets ..................................          466,820          524,543        3,122,939       28,554,487       41,589,776
Long-term debt, including current
   maturities .................................          209,437          163,745          214,002        1,012,111        8,600,318
Redeemable common and preferred
   securities .................................             --               --          1,593,799             --               --
Stockholders' equity ..........................          118,400          296,837          632,385       24,553,825       27,889,842

-----------
(1) Effective October 1996, the Company revised the terms of all of its 12 then existing Management Agreements such that the Company is responsible for the payment of all non-professional expenses of the Managed Dental Centers. Ten Management Agreements were also revised to change the base for the Company's management fee from a percentage of net profits at each P.A. to a percentage of net patient revenues from each P.A.. Accordingly, prior to these revisions to such 12 Management Agreements, all non-professional expenses of the Managed Dental Centers and related revenues were reflected in each P.A.'s financial statements.

(2) Represents non-cash charges for warrants issued in consideration for certain financial advisory services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Dental Care Alliance, Inc. ("DCA") was formed on October 23, 1996 to effect a reorganization among DCA, Golden Care Holdings ("GCH"), the predecessor which was incorporated in 1993, and its majority owned subsidiaries, (collectively, the "Company"). The Company is a dental practice management company providing management and licensing services to dental practices in Florida, Michigan, Georgia, Pennsylvania and Indiana. As of December 31, 1998, the Company provided management and licensing services to 78 Managed Dental Centers, 36 of which are located in Florida, 22 in Pennsylvania, nine in Michigan, eight in Georgia, and three in Indiana. Management services include financial, accounting, billing, training, efficiency and productivity enhancement, recruiting, team building, marketing, advertising, purchasing, collection and other services, as well as the provision of management and administrative personnel. Licensing services include marketing, advertising and purchasing.

         With respect to management services it provides to dental practices, the Company enters into Management Agreements with P.A.s that own the practices. The Company commenced operations in November 1993 by providing management and licensing services to five dental practices located in Sarasota, Palmetto, Largo, Port Charlotte and Venice, Florida. In 1994, the Company entered into its first Management Agreement for a newly developed practice located in Englewood, Florida and entered into a Management Agreement to manage an additional existing practice in Fort Myers, Florida. In 1995, the Company entered into four new Management Agreements, two of which were with respect to newly developed practices located in Kissimmee and Bradenton, Florida and the remaining two of which were with respect to existing practices located in Sarasota and Port Richey, Florida. The Company entered into four additional Management Agreements in 1996 to manage practices located in Orlando, Tampa, Ocoee and Clearwater, Florida. In addition, the Company terminated its Management Agreements with respect to the Palmetto and Venice Managed Dental Centers in 1995 and with respect to the Port Richey Managed Dental Center in 1996. In 1997, the Company entered into 17 additional Management Agreements to manage five practices in Michigan and 12 in Florida. In 1998, the Company entered into 49 additional Management Agreements to manage 12 in Florida, four in Michigan, eight in Georgia, 22 in Pennsylvania and three in Indiana.

         Prior to October 1996, the management fee paid to the Company pursuant to the Management Agreements had been equal to a percentage ranging from 50-90% of the net profits of the individual Managed Dental Centers, as defined in the Management Agreements, plus reimbursement to the Company of its non-professional expenses. Effective October 1996, the Company revised all of its 12 then existing Management Agreements. Ten of these agreements were revised such that the Company earns management fees based on 74% of total net patient revenues and payment is based on cash collected minus any patient refunds ("Net Collected Revenue") and the Company assumes responsibility for the payment of the non-professional expenses of the Managed Dental Centers (the "Standard Management Agreements"). Through December 31, 1998, the remaining two Management Agreements continue to have management fee structures based upon 50-55% of the net profit, as defined, of the two Managed Dental Centers.

         The Company will seek to cause future Management Agreements to be on terms substantially similar to those of the Standard Management Agreements. The method by which the Company manages the revenue and profitability of Managed Dental Centers is fundamentally the same, regardless of whether the Management Agreement with any particular P.A. provides for a management fee based upon net profits or net patient revenue. In the "net profits" type of Management Agreement, both the P.A. owner and the Company share proportionally in the favorable impact of any initiatives. In the "net patient revenues" type of Management Agreement, the cost management benefits resulting from such initiatives accrue to the party responsible for such costs and both parties share proportionally in revenue enhancements. Period to period comparisons of the Company's results of operations set forth below should be considered in light of the significant changes in the Company's growth and in recognition of revenues and expenses resulting from the revisions to the Management Agreements in October 1996.

         All patient revenues are billed to patients and providers under the authority and identification numbers of the individual P.A.s. Patient revenues and receivables are recorded on the accounts of the P.A.s. Funds are dispersed initially to pay all the professional costs of the P.A.s. Thereafter, funds are disbursed to the Company under the terms of the Management Agreements. Any remaining funds are retained by the P.A. If funds are insufficient to pay the Company under the terms of the relevant Management Agreement, a payable from the P.A. to the Company is recorded on the Company's books.

         The Company also enters into license agreements with each Dental Center pursuant to which the Company provides licensing and advertising services to the Dental Centers. In return for such services, the Company has collected fees generally ranging from $600 to $1,200 per month from each Managed Dental Center.

         Historically, in connection with the execution of a Management Agreement, a P.A. has typically acquired both the dental and the non-dental assets of a Managed Dental Center. The Company has either made loans to the acquiring P.A. or has assisted the P.A. in obtaining third-party financing to purchase such assets. Since November 1997, the Company has begun acquiring certain of the non-dental assets of Managed Dental Centers while the P.A.s acquires the dental assets of such Managed Dental Centers. In addition, due to changing market conditions, the Company has begun compensating P.A.s for the execution of Management Agreements.

         The Company from time to time has made loans to newly formed P.A.s with which it has entered into Management Agreements to purchase the dental assets of the related dental practices. In return the P.A.s execute promissory notes to the Company in the amount of such loans. At December 31, 1998, the total outstanding balance of such loans was $733,694. The notes underlying such loans generally have terms ranging from two to ten years, bear interest at rates ranging between 8.5% and 18.5% and are secured by the assets of the related dental practice. The P.A.s to which such loans are made are newly formed and have no assets other than the assets of the dental practices being acquired and no liabilities other than the liabilities relating to the loans.

          The Company from time to time makes working capital advances to individual P.A.s, although it is not obligated contractually or otherwise to make such advances. The extension of loans and advances to the P.A.s by the Company is not considered upon entering into Management Agreements with the Company. Extension of any such loans or advances is entirely within the Company's discretion. These advances are due on demand, bear interest at 8 1/2 %, subject to adjustment based on changes in the rates at which the Company may borrow from its lenders. All advances made to P.A.s are guaranteed by the relevant P.A. owner or secured with the stock of the P.A., although there is no independent collateral for these working capital advances. A repayment default under such advances is also a default under the relevant Management Agreement which permits the Company, among other things, to liquidate the assets of the dental practice. At December 31, 1998, the total outstanding balance of such advances was $4.5 million.

         The P.A.s are current in the payment of their loans or advances and the Company believes that the financial condition of the P.A.s to which it has made loans or advances is satisfactory. Prior to making any loan or advance, the Company analyzes the collectibility of the receivables resulting from such loans or advances based on the projected cash flow of the relevant P.A. and the estimated fair market value of the assets to be owned or owned by such P.A. The Company, through its obligations under the Management Agreements, is able to assess on a periodic basis the collectibility of its receivables since it has access to the billing and collection information relating to the P.A.s' patient receivables and operational cash flow, and evaluate on a periodic basis outstanding receivables versus accounts payable and revenue trends. Accordingly, the Company is in a position to quickly assess the ability of each P.A. to meet its obligations under the notes and advances. As a result, the Company is able to react quickly in the event that there is a material change in the creditworthiness of any of the P.A.s. The Company also analyzes any historical trends of the P.A.s relating to bad debts or the inability of the P.A.s to generate collectible patient receivables. The Company assesses the guaranty of its P.A. owners for financial stability and creditworthiness through periodic reviews which include analysis of credit reports, bank references, personal and business tax returns and personal financial statements. In addition, the reputation of each P.A. owner in the business community and the length and quality of the P.A.s' relationship with the Company are examined by the Company to assess the P.A.

owners as guarantors of the loans and advances. The Company may modify the terms of Management Agreements prospectively if the P.A. does not perform at a level sufficient to repay the advances.

         None of the P.A. owners are officers, directors or employees of the Company. At December 31, 1998, there were nine different P.A. owners none of whom own 5% or more of the Company's Common Stock.

         The P.A.s are primarily liable for repayment of the notes and advances to the Company with the P.A. owners being secondarily liable for repayment under the notes and advances. The P.A.s and P.A. owners bear the primary risk under the notes and advances. The Company also bears the risk of non-payment to the extent that the assets of P.A.s or P.A. owners are insufficient to pay the outstanding balances under the notes or advances upon any default.

         The P.A.s take reserves against, and, when appropriate, write-off bad debts on, patient receivables. As of December 31, 1998, reserves for bad debts on patient receivables aggregated to approximately $1.2 million. To date, there have been no defaults under, or write-offs in connection with, notes receivable from or advances to P.A.s, although there can be no assurance that there will be no such defaults or write-offs in the future. Although there has to date been no default or material delinquency under the notes or advances, the Company has established a reserve for such defaults in the amount of $149,000 as of December 31, 1998. The Company will consider establishing reserves against such defaults should future circumstances demonstrate the need for such reserves.

         The Management Agreements for P.A.s that have acquisition loans from the Company and for most P.A.s with working capital advances provide that the P.A.s must meet their repayment obligations under any outstanding indebtedness, whether owed to the Company or any third party, prior to paying any management fees. A default under any such obligation is by its terms a default under the Management Agreement. In the event of such a default, the Company or its designee is entitled to purchase the assets and liabilities or the capital stock of the relevant P.A. In such event, the Company would evaluate whether, at its option, to have another P.A. owner or other licensed dentist assume control of the practice and continue to generate management fees or to liquidate the assets of such P.A.

         The Company does not consolidate the balance sheets or the operating results (including revenue and expenses) of the dental practices under the Management Agreements since these revenues and expenses are earned and incurred by the P.A.s, not the Company. The Company has recorded goodwill and other intangible assets in cases where the Company has paid a P.A. in consideration for a modification to an existing Management Agreement or entering into new Management Agreements. Where the Company acquires the assets of another management company, such a transaction constitutes a business combination and the Company recognizes the related goodwill, if any, in accordance with the purchase method of accounting.

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

         As part of its business combination with Gentle Dental Service Corporation ("GDSC"), the Company has taken certain measures intended to avoid Year 2000 problems. In evaluating the Year 2000 readiness of its information technology systems, the Company has taken certain preventive measures. In November 1997, the Company installed a new back-end (corporate office) information technology system specifically designed to avoid Year 2000 concerns. The Company continues to update and enhance this system with Year 2000 - compliant software. The front-end (dental office) information technology systems vary from office to office, and many of such systems are not Year 2000 compliant. The Company intends to take advantage of GDSC's in-house management information systems staff to resolve these front-end deficiencies. In addition, it is expected that the new company will integrate an entirely new front-end package to deal with these deficiencies.

         There are also potential Year 2000 problems associated with non-information technology systems of certain entities with whom the Company conducts business-related activities: its banks, a co-employer and entities from whom the Company receives reimbursements, such as insurance companies and state agencies. The banks and the co-employer have indicated that they have taken or will take steps to ensure that their systems are Year 2000 compliant. The Company does not believe that failure of these parties successfully to rectify Year 2000 problems will materially adversely affect its business, except to the extent that third party reimbursements are delayed as a result of the Year 2000 problems.

         The Company estimates its cost of Year 2000 compliance will aggregate approximately $500,000.

         The most reasonably likely worst case scenario for the Company resulting from Year 2000 issues are as follows: billing and cash collection will be delayed if the Company is unable to deliver information technology-based billings to patients and receive information technology-based reimbursements from third parties. If Year 2000 problems were to effect the Company's front-end systems, it would be necessary to bill patients based upon manual calculation, which could delay cash flows for up to several months. If this problem were to occur, the Company would attempt to collect payments from patients at the time of service.

         The Company has outlined a contingency plan to deal with potential Year 2000 problems. First, it has obtained an alternative Year 2000 compliant front-end system, which is now being tested, in the event there are unforeseen problems with installing the front-end system currently utilized by GDSC. In addition, the Company is maintaining some availability under its loan agreement in anticipation of any cash flow shortages resulting from Year 2000 problems.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         MANAGEMENT FEES. Management fees consist of a percentage of the net patient revenue at the majority of the P.A.s and a percentage of the net realizable profits earned by the remaining P.A.s. Management fees increased 277% from $7.6 million for the year ended December 31, 1997, to $28.6 million for the year ended December 31, 1998. Of this increase, $7.8 million is derived from practices managed prior to 1998 and the balance is derived from the addition of 49 Managed Dental Centers during 1998. For the year, same store revenue growth for Managed Dental Centers operational for comparable 1998 and 1997 periods was 14%.

         CONSULTING AND LICENSING FEES. Consulting and licensing fees consist of fees earned by the Company for licensing and other services to all of the Dental Centers and consulting services to four Managed Dental Centers in Michigan during 1997. Consulting and licensing fees increased 139% from $290,895 for the year ended December 31, 1997, to $695,361 for the year ended December 31, 1998. This increase is primarily attributable to the addition of 49 Managed Dental Centers in 1998.

         MANAGED DENTAL CENTER EXPENSES. Managed dental center expenses consist of non-professional expenses at the Managed Dental Centers. Managed dental center expenses increased 231% from $5.9 million for the year ended December 31, 1997, to $19.5 million for the year ended December 31, 1998. As a percentage of net patient revenue, managed dental center expenses decreased from 56% to 48%. The decrease is attributable to reduced expenditures in dental supplies (1%), lab (1%), marketing (1%), occupancy (1%) and other (4%).

         SALARIES AND BENEFITS. Salaries and benefits consist of costs for salaries and benefits for employees at the Company's corporate and regional offices. Salaries and benefits increased 111% from $786,795 for the year ended December 31, 1997, to $1.7 million for the year ended December 31, 1998. As a percentage of net patient revenue, salaries and benefits decreased from 7% to 4%. The increased cost was attributable primarily to the hiring of additional corporate and regional personnel to administer the additional 49 Managed Dental Centers.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consists of expenses related to the operation of the Company's corporate and regional offices, such as rent, legal, accounting and travel expenses. General and administrative expense increased 202% from $600,657 for the year ended December 31, 1997, to $1.8 million for the year ended December 31, 1998. As a percentage of net patient revenue, general and administrative expense decreased from 6% to 4%. The increased cost was attributable primarily to the establishment of regional offices in Michigan, Georgia and East Florida, increased legal, insurance and other costs required of a public company, and increased costs associated with expanding the Company's corporate office to administer the additional 49 Managed Dental Centers.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of the depreciation expense on capital assets owned by the Company and located at either the corporate offices or at Managed Dental Centers and amortization expense on Management Agreements or other intangible assets. Depreciation and amortization expense increased 549% from $163,681 for the year ended December 31, 1997, to $1.1 million for the year ended December 31, 1998. As a percentage of net patient revenue, depreciation and amortization increased from 2% to 3%. This increase was attributable to the depreciation on the acquired non-dental assets and amortization on the acquired Management

         CORPORATE RESTRUCTURE AND MERGER COSTS. Corporate restructure and merger costs consists of expenses incurred related to the business combination between the Company and Gentle Dental Service Corporation. These costs, which totaled $587,950, were incurred in 1998.

Agreements related to the 49 additional Managed Dental Centers, as well as a full year's depreciation and amortization on assets capitalized in 1997.

         INTEREST INCOME, NET. Interest income, net increased 143% from $263,568 income for the year ended December 31, 1997, to $639,981 income for the year ended December 31, 1998. This increase was attributable primarily to earnings on cash balances associated with the Company's public offering in November 1997.

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

SEASONALITY

            The Company historically has experienced seasonal fluctuations in its quarterly revenue. Specifically, the first and fourth quarters reflect the highest patient volume, while the third quarter has traditionally had the lowest patient volume. The Managed Dental Centers in Florida have traditionally experienced increased patient visits in November through March due to an increase in the population base during these months, while patient visits decrease during the summer. Since July 1997, the Company executed Management Agreements with Managed Dental Centers in Michigan, Georgia, Indiana and Pennsylvania. The Company expects that the seasonality in Florida and Georgia will be offset to some extent by fewer seasonal fluctuations in Michigan, Indiana and Pennsylvania.

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

                                                                              QUARTER ENDED
                                                 MARCH 31,             JUNE 30,          SEPTEMBER 30,          DECEMBER 31,
                                                    1998                 1998                 1998                  1998
                                            ---------------------------------------------------------------------------------
Number of managed dental
   centers at period end .................         44                   49                   55                   78
Net patient revenue at managed
   dental centers (1) ....................      $ 6,799,853          $ 9,942,993          $11,185,900          $12,919,086
Total revenues ...........................        4,932,971            7,163,745            8,030,406            9,209,270
Managed dental center expenses ...........        3,266,511            4,728,111            5,341,355            6,192,016
Operating income .........................          909,787            1,195,915            1,446,727            1,132,698
Net income ...............................          700,860              833,815              964,137              598,990
Basic net income per share ...............      $       .10          $       .12          $       .14          $       .09
Diluted net income per share .............      $       .10          $       .12          $       .14          $       .08

------------------------
(1) Net patient revenue is the total amount of revenue recorded by the P.A. during the period. Revenue is included from and after the date on which the relevant P.A. executed a Management Agreement with the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception and until the Company's public offering on November 4, 1997, the Company financed its operations primarily through internal cash flow, the sale of equity securities and commercial bank borrowings. Net cash provided by operations for the years ended December 31, 1996, 1997 and 1998 was $270,121, $557,767 and $1.3 million, respectively. Net cash provided by operating activities for the years ended December 31, 1996, 1997 and 1998 consisted primarily of net income, adjusted for non-cash expenses, and increases in accounts payable and accrued liabilities, offset by increases in consulting and license fee receivables and management fees receivable.

         Cash used in investing activities for the years ended December 31, 1996, 1997 and 1998 was $504,312, $2.5 million and $22.3 million, respectively. For the year ended December 31, 1996, the investing activities were primarily related to organizational costs associated with the formation of the Company in October 1996 through a reorganization of its predecessor entities. For the year ended December 31, 1997, the investing activities included $1.2 million related primarily to the purchase of Management Agreements for the four Michigan Managed Dental Centers and $613,006 related primarily to the purchase of non-dental assets for three additional Managed Dental Centers and certain equipment purchases for the corporate office expansion. For the year ended December 31, 1998, the investing activities include a $3.9 million increase in advances to P.A.s and $18.4 million related to the purchase of Management Agreements and property and equipment for the addition of 49 Managed Dental Centers.

         Cash provided by financing activities for the years ended December 31, 1996, 1997 and 1998 was $1.4 million, $21.0 million, and $7.7 million, respectively. For the year ended December 31, 1996, the financing activities were primarily related to net proceeds on the Company's issuance of preferred stock. For the year ended December 31, 1997, the Company had $21.2 million in net proceeds on common stock issuances offset by $167,945 in net repayment of debt. For the year ended December 31, 1998, the Company increased its long term debt, net of repayments, by $7.6 million.

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

         On May 14, 1998, the Company executed a $15 million Revolving Note with Nationsbank, N.A. which replaced the Credit Agreement. The Revolving Note is intended to provide funds for the acquisition and affiliation with dental practices and working capital uses in a revolving line of credit facility. The note matures in one year, with annual renewals thereafter. In March 1999, the bank gave written notice of their intention to renew the Revolving Note for one additional year under similar terms. The Company and its subsidiaries have pledged substantially all of their assets as collateral. The note bears interest at 1.75% over the Eurodollar rate, payable monthly. As of December 31, 1998, the Company had $6.3 million outstanding under the note. The Company is required to maintain certain financial covenants during the term of the note and as of December 31, 1998, the Company is in compliance with such covenants.

         The Company has made loans to various P.A.s in connection with the P.A.s' acquisition of assets of dental practices and has made working capital advances to various P.A.s for their operations. The loans, which are evidenced by interest-bearing notes that are payable upon demand and are personally guaranteed by the P.A. owners.

         The Company intends to enter into additional Management Agreements with respect to, as well as purchase the non-dental assets of, additional practices. In addition, the Company may acquire other dental practice management companies, expend funds to execute new Management Agreements or lend funds to P.A.s to purchase certain assets. The Company plans to finance these activities through a combination of the net proceeds of its public offering, cash flow from operations, bank financing and issuances of Common Stock.

         On November 4, 1997, the Company completed the public offering of 2,000,000 shares of Common Stock at $12 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $21.2 million. Based upon the Company's anticipated needs for acquisition of non-dental assets of dental practices, working capital and general corporate purposes, management believes that the combination of existing cash, cash flow from operations and available credit lines will be sufficient to meet its capital requirements through 1999.

         The Company incurred costs of $587,950 in the fourth quarter associated with the business combination with Gentle Dental Service Corporation. Such costs relate primarily to professional costs associated with consummating the transaction. The Company estimates that an additional $1.4 million in expenses will be incurred and paid in the first quarter of 1999. Such expenditures will be funded from operational cashflow and draws against the line of credit.

INFLATION

                  Inflation has not had a significant impact on the Company in the past nor is it expected to have a significant impact in the foreseeable future.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                  The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 1998, the Company has approximately $6.4 million in variable-rate debt outstanding and, as such, the risk is immaterial based upon a 10% increase or decrease in interest rates from their December 31, 1998 levels.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1998, together with the report thereon of PricewaterhouseCoopers LLP dated March 25, 1999, are included in this report commencing on page F-1 and are listed under Part IV,
Item 14 in this Report.

ITEM 9.            DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors and executive officers, their ages and positions with the Company are as follows:

NAME                             AGE                POSITION
----                             ---                --------
Dr. Steven R. Matzkin, DDS       40      Chairman of the Board, Chief Executive
                                           Officer, President and Director
Mr. Mitchell B. Olan             40      Vice President, Chief Operating Officer
                                           and Director
Mr. David P. Nichols             41      Chief Financial Officer
Dr. Oscar L. Hausdorff, DDS      63      Director of Development
Mr. Curtis Lee Smith, Jr.        71      Director
Mr. Robert F. Raucci             43      Director

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

         DR. OSCAR L. HAUSDORFF an independent contractor, has served as the Company's Director of Development since 1996. From 1988 to 1995, he served as President, Chief Operating Officer and as a director of Princeton Dental Management Corporation, a publicly traded dental practice management company. From 1977 to 1988, Dr. Hausdorff held positions in sales, sales management, training, development and recruiting for various firms in the stock brokerage business. From 1960 to 1977, Dr. Hausdorff practiced General Dentistry and Orthodontics in New York. In addition, he was an instructor in Post-Graduate orthodontics at New York University from 1960 to 1965. Dr. Hausdorff earned a DDS degree from New York University in 1958, and a post graduate degree in Orthodontics from New York University in 1964.

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

ITEM 11.          EXECUTIVE COMPENSATION

                  The information required in response to this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required in response to this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required in response to this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS                                             PAGE
                                                                  NUMBER(S)
                                                                  ---------
   Report of Independent Accountants                                F-1
   Consolidated Balance Sheets at December 31, 1998 and 1997        F-2
   Consolidated Statements of Operations for the three years
        ended December 31, 1998                                     F-3
   Consolidated Statements of Stockholders' Equity for the
        three years ended December 31, 1998                         F-4
   Consolidated Statements of Cash Flows for the three years
        ended December 31, 1998                                     F-5
   Notes to Consolidated Financial Statements                    F-6 to F-26

2. FINANCIAL STATEMENT SCHEDULES


SCHEDULE
 NUMBER      DESCRIPTION                                            PAGE
   II        Valuation and Qualifying Accounts and Reserves          S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.                EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------

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

10.23 Business Loan Agreement dated August 15, 1997 between the Company and Barnett Bank. *

10.24   Letter Agreement dated August 1997 between Nassau and the Company. *

10.25 Acknowledgement and Option Agreement between Dennis Corona and Andrew D. Levine. *

10.26   Acknowledgement and Option Agreement between Dennis Corona and Jay
        Walton. *

10.27 Credit facility commitment letter dated March 18, 1998 between the Company and NationsBank.*

10.28   Loan Agreement dated May 14, 1998 between the Company and Nationsbank. *

21.1    List of subsidiaries of the Company. *

23.1 Consent of Independent Accountants to incorporation by reference of their report contained in this Report on Form 10-K into the Company's Registration Statement on Form S-8, Registration No. 333-51965 filed with the Securities and Exchange Commission on May 6, 1998.

27.1    Financial Data Schedule

        * Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form S-1, 10-K or 10-Q.

(b)     Reports on Form 8-K

        On March 12, 1999 the Company filed Form 8-K related to the release of its financial numbers for the fourth quarter and year ended December 31, 1998 as well as a Supplemental Pooled Statement of Operations for its combined operations with Gentle Dental Service Corporation.

(c)     Exhibits

See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DENTAL CARE ALLIANCE, INC.

                              /s/ STEVEN R. MATZKIN
                              ------------------------------------
                              Steven R. Matzkin,
                              Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                           DATE
        ---------                      -----                           ----

/s/ STEVEN R. MATZKIN         Chairman of the Board               March 30, 1999
---------------------------   Chief Executive Officer
    Steven R. Matzkin         President

/s/ DAVID P. NICHOLS          Chief Financial Officer             March 30, 1999
---------------------------   Principal Financial and Accounting
    David P. Nichols          Officer

/s/ MITCHELL B. OLAN          Director and Secretary              March 30, 1999
---------------------------
    Mitchell B. Olan

/s/ CURTIS LEE SMITH          Director                            March 30, 1999
---------------------------
    Curtis Lee Smith

/s/  ROBERT RAUCCI            Director                            March 30, 1999
---------------------------
     Robert Raucci

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Dental Care Alliance, Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (A) (1) and (2) on page 32 present fairly, in all material respects, the financial position of Dental Care Alliance, Inc. (the "Company"), successor to Golden Care Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Houston, Texas
March 25, 1999

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                               DECEMBER 31,
                                                                                                      ------------------------------
                                                                                                         1997                1998
                                                                                                      -----------        -----------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                                        $20,367,722        $ 7,088,504
     Consulting and license fees receivable                                                                64,116             61,437
     Management fee receivable from P.A.s                                                                 914,026          4,331,870
     Notes and advances receivable from P.A.s, net                                                        566,943          1,157,190
     Other current assets                                                                                 254,412            760,721
                                                                                                      -----------        -----------
          Total current assets                                                                         22,167,219         13,399,722

Property and equipment, net                                                                             1,113,050          5,493,711
Intangible assets, net                                                                                  4,747,303         17,495,353
Notes and advances receivable from P.A.s                                                                  313,940          4,061,701
Other assets                                                                                              212,975          1,139,289
                                                                                                      -----------        -----------
          Total assets                                                                                $28,554,487        $41,589,776
                                                                                                      ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                 $   638,030        $   468,315
     Accrued payroll and payroll related costs                                                             64,933            257,307
     Other accrued liabilities                                                                            412,952          1,046,596
     Acquisition and affiliation obligations                                                              920,000               --
     Income taxes payable                                                                                 179,367            412,799
     Current portion of long-term debt and capital leases                                                 195,193            542,620
                                                                                                      -----------        -----------
          Total current liabilities                                                                     2,410,475          2,727,637

Deferred income taxes                                                                                     773,269          2,914,599
Long-term debt and capital leases, less current portion                                                   816,918          8,057,698
                                                                                                      -----------        -----------
          Total liabilities                                                                             4,000,662         13,699,934

Commitments and contingencies (Notes 7 and 18)                                                               --                 --

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized, 6,977,700 and
          7,031,187 issued and outstanding at December 31, 1997 and 1998,
          respectively                                                                                     69,777             70,311
Additional paid-in capital, net of $272,768 loan receivable                                            24,126,009         24,363,690
Retained earnings                                                                                         358,039          3,455,841
                                                                                                      -----------        -----------
          Total stockholders' equity                                                                   24,553,825         27,889,842
                                                                                                      -----------        -----------
          Total liabilities and stockholders' equity                                                  $28,554,487        $41,589,776
                                                                                                      ===========        ===========

   The accompanying notes are in integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                  1996                  1997                 1998
                                                                               -----------          -----------          -----------
Management fees                                                                $ 1,289,828          $ 7,588,193          $28,641,031
Consulting and licensing fees                                                      347,600              290,885              695,361
                                                                               -----------          -----------          -----------
          Total revenues                                                         1,637,428            7,879,078           29,336,392
                                                                               -----------          -----------          -----------

Managed dental center expenses:
     Staff salaries and benefits                                                   223,657            2,021,497            8,015,757
     Dental supplies                                                                79,448              650,444            2,039,687
     Laboratory fees                                                                98,222              971,024            3,101,909
     Marketing                                                                      38,128              414,519            1,127,906
     Occupancy                                                                     106,501              998,141            3,310,787
     Other                                                                          57,182              851,631            1,931,947
                                                                               -----------          -----------          -----------
          Total managed dental center expenses                                     603,138            5,907,256           19,527,993
                                                                               -----------          -----------          -----------

Gross profit                                                                     1,034,290            1,971,822            9,808,399

     Salaries and benefits                                                         521,683              786,795            1,658,628
     General and administrative                                                    260,558              600,657            1,814,048
     Depreciation and amortization                                                  27,654              163,681            1,062,646
     Corporate restructure and merger costs                                           --                   --                587,950
                                                                               -----------          -----------          -----------
          Operating income                                                         224,395              420,689            4,685,127

     Interest income, net                                                           20,781              263,568              639,981
                                                                               -----------          -----------          -----------
Income before income taxes and minority interest                                   245,176              684,257            5,325,108

Provision for income taxes                                                          35,500              263,952            2,227,306
Minority interest                                                                    7,674                 --                   --
                                                                               -----------          -----------          -----------
Net income                                                                         202,002              420,305            3,097,802

     Adjustment to redemption value of common
          and preferred securities                                                (191,237)             (10,500)                --
     Cumulative preferred stock dividend                                            (6,485)            (100,000)                --
                                                                               -----------          -----------          -----------
Net income applicable to common stock                                          $     4,280          $   309,805          $ 3,097,802
                                                                               ===========          ===========          ===========
Basic net income per common share                                                     --            $      0.07          $      0.44
                                                                               ===========          ===========          ===========
Diluted net income per share                                                          --            $      0.07          $      0.44
                                                                               ===========          ===========          ===========
Basic weighted average common shares outstanding                                 3,829,029            4,610,331            6,996,842
                                                                               ===========          ===========          ===========
Diluted weighted average common shares outstanding                               3,907,492            4,697,809            7,080,755
                                                                               ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            COMMON       ADDITIONAL
                                                              COMMON        STOCK         PAID-IN        RETAINED
                                                               STOCK      ($.01 PAR)      CAPITAL        EARNINGS         TOTAL
                                                            ---------    ------------    -----------    -----------     -----------
Balance, January 1, 1996                                    3,791,610    $     37,916   $    242,202   $     16,719    $    296,837
Net Income - January 1 to
   October 25, 1996                                                                                         157,783         157,783
Purchase of minority interest                                                                 18,768                         18,768
Reclassification of members capital upon
   C-Corporation election (see Note 1)                                                       174,502       (174,502)           --
Issuance of common stock                                      203,850           2,039        310,461                        312,500
Common stock - accretion to put value                                                       (191,237)                      (191,237)
Accrued dividends on mandatorily redeemable
   preferred stock                                                                                           (6,485)         (6,485)
Net income - October 26 to December 31, 1996                                                    --           44,219          44,219
                                                         ------------    ------------   ------------   ------------    ------------
Balance, December 31, 1996                                  3,995,460          39,955        554,696         37,734         632,385
Adjustment to redemption value of preferred
   stock                                                                                                    (10,500)        (10,500)
Accrued dividends on mandatorily redeemable
   preferred stock                                                                                         (100,000)       (100,000)
Issuance of common stock                                      327,882           3,278      1,089,510                      1,092,788
Stock subscription receivable                                                               (272,768)                      (272,768)
Conversion of preferred stock                                 654,358           6,544      1,778,492         10,500       1,795,536
Elimination of put rights on common stock
                                                                                            (191,237)                      (191,237)
Net proceeds from issuance of common stock                  2,000,000          20,000     21,167,316           --        21,187,316
Net income                                                                                                  420,305         420,305
                                                         ------------    ------------   ------------   ------------    ------------

Balance, December 31, 1997                                  6,977,700          69,777     24,126,009        358,039      24,553,825

Issuance of common stock                                       53,487             534         96,201           --            96,735
Fair value of stock options issued to affiliates                 --              --          141,480           --           141,480
Net income                                                       --              --             --        3,097,802       3,097,802
                                                         ------------    ------------   ------------   ------------    ------------

Balance, December 31, 1998                                  7,031,187    $     70,311   $ 24,363,690   $  3,455,841    $ 27,889,842
                                                         ============    ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                    1996               1997               1998
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    202,002        $    420,305        $  3,097,802
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                               27,654             163,681           1,062,646
         Minority interest                                                            7,674                --                  --
         Stock issued for services                                                     --                  --                 4,376
   (Increase) decrease in:
      Consulting and license fees receivable                                       (147,158)            (53,191)              2,679
      Management fee receivable from P.A.s                                         (353,790)           (516,585)         (3,417,844)
      Other assets                                                                  (96,147)             90,896            (506,309)
   Increase (decrease) in:
      Accounts payable                                                              457,038              86,126            (169,715)
      Other accrued liabilities                                                      29,503             263,702             633,644
      Income taxes payable                                                           35,500             104,867             233,432
      Deferred taxes payable                                                           --                57,269             168,932
      Accrued payroll and payroll related costs                                     107,845             (59,303)            192,374
                                                                               ------------        ------------        ------------
         Net cash provided by operating activities                                  270,121             557,767           1,302,017
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                               (4,444)           (613,006)         (4,875,072)
   Payments received (Advances made) on notes receivable
      from P.A.s                                                                      3,075            (369,957)           (336,232)
   Acquisition and affiliations
         Obligations payable                                                           --                  --              (920,000)
   Increase in intangible and other assets                                         (486,489)         (1,032,765)        (12,270,202)
   Advances to P.A.s                                                                (16,454)           (466,967)         (3,860,290)
                                                                               ------------        ------------        ------------
         Net cash used in investing activities                                     (504,312)         (2,482,695)        (22,261,796)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of mandatorily redeemable
      preferred stock, net                                                        1,395,000                --                  --
   Proceeds from issuance of common stock, net                                         --            21,207,336              92,354
   Payments of long-term debt                                                       (67,257)           (494,925)           (312,807)
   Proceeds from issuance of long-term debt                                         117,514             326,980           7,901,014
                                                                               ------------        ------------        ------------
         Net cash provided by financing activities                                1,445,257          21,039,391           7,680,561
                                                                               ------------        ------------        ------------
         Net increase (decrease) in cash and cash equivalents                     1,211,066          19,144,463         (13,279,218)

Cash and cash equivalents at beginning of period                                     42,193           1,253,259          20,367,722
                                                                               ------------        ------------        ------------
Cash and cash equivalents at end of period                                     $  1,253,259        $ 20,367,722        $  7,088,504
                                                                               ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                  $       --          $    127,065        $  1,771,546
   Cash paid during the year for interest                                      $     13,955        $     52,943        $    186,401
   Issuance of common stock for noncash consideration                          $    312,500                --          $       --
   Assumption of accounts payable and accrued liabilities
      related to revision of management service agreements                     $    438,300                --          $       --
   Elimination of minority interest                                            $     18,768                --          $       --
   Elimination of put rights on common stock                                   $       --          $    191,237        $       --
   Conversion of preferred stock                                               $       --          $  1,795,536        $       --
   Intangible assets - noncash portions                                        $       --          $  3,125,429        $  1,972,398

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

         The Company and its predecessor provide management, consulting and licensing services to dental practices in Florida, Michigan, Georgia, Indiana and Pennsylvania. The dental practices are owned by separate Professional Associations (the "P.A.s"), and the Company has entered into long-term Administrative Services Agreements ("Management Agreements") with the P.A.s to provide administrative, financial and technical support and expertise to the P.A.s in exchange for management, consulting and licensing fees, as described in Note 3.

         Each P.A. employs and directs the professional dental staff, including the dentists and hygienists, and provides all of the clinical services to the patients. The Company employs and directs the administrative staff and manages in collaboration with the P.A. owner, all of the remaining administrative, financial, marketing and professional services of the practice. The following represents the number and locations where the Company provided management services as of December 31,

                         1996          1997          1998
                         ----          ----          ----
            Florida        12            24            36
            Michigan       --             5             9
            Georgia        --            --             8
            Indiana        --            --             3
            Pennsylvania   --            --            22
                         ----          ----          ----
            Total          12            29            78
                         ====          ====          ====

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION
         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include only those operations which are under the ownership and financial control of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have any ownership in or exercise control over the dentistry activities of the P.A.s and accordingly, the accompanying financial statements do not consolidate the results of the P.A.s.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         STOCK SPLIT
         On October 6, 1997 the Company's Board of Directors authorized an 81.54 to 1 stock split. The increase in authorized shares and the stock split have been retroactively reflected in these financial statements. The Company also authorized an increase of its authorized common shares to 50 million.

         REVENUE RECOGNITION
         The Company records its revenue in accordance with Management Agreements and other consulting and licensing agreements further described in Note 3.

         ADVERTISING
         The costs of advertising, promotion and marketing, aggregating $42,272, $29,502 and $24,085 for the years ended December 31, 1996, 1997 and 1998, respectively, are expensed when incurred and are included in general and administrative expenses.

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

         CONSULTING AND LICENSING FEES RECEIVABLE
         Consulting and licensing fees receivable represents amounts owed to the Company from various P.A.s for consulting and licensing fees provided under contracts. The Company reviews the collectibility of its receivables related to consulting and license fees. This review is based upon the cash flow of the P.A.s and the fair market value of the collateral of the assets of the P.A.s.

         MANAGEMENT FEE RECEIVABLE FROM P.A.
         Management fee receivable from P.A. consists of amounts owed to the Company related to revenue recorded in accordance with Management Agreement and is recorded based upon the net realizable value of patient accounts receivables of the P.A.s. The Company reviews the collectibility of the patient accounts receivables of the P.A.s and adjusts its management fee receivable accordingly.

         ADVANCES TO P.A.S
         Advances to P.A.s consist of receivables from P.A.s in connection with working capital advances made to affiliated practices. The Company reviews the collectibility of its receivables related to advances to P.A.s. This review is based upon the cash flow of the P.A.s, and the fair market value of the collateral of the assets of the P.A.s. Commencing August 1997, under terms of note agreements such advances are repayable under terms calling for interest at 8 1/2 %, adjusted for any changes in the Company's borrowing rate, and are due on demand. All advances and

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         payables between P.A.s under common ownership have a right of offset included in the agreement. The Company has established a reserve for these advances of $86,000 and $149,000 as of December 31, 1997 and 1998, respectively.

         NOTES RECEIVABLE FROM P.A.S
         Notes receivable from P.A.s relate to financing of capital additions made by P.A.s covering certain medical and non-medical assets. Notes receivables from P.A.s generally have terms of 2 to 10 years, are interest bearing with rates between 8 1/2 % and 18 1/2 %, and are secured by the assets of the Managed Dental Center and personally guaranteed by the P.A. owners.

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

         INTANGIBLE ASSETS
         Intangible assets includes certain organizational costs associated with the incorporation of the Company and costs related to consideration given to entities in exchange for (i) entering into Management Agreements, (ii) waiver by minority stockholder of any rights to receive management fees under certain Management Agreements, (iii) revised terms to existing Management Agreements and (iv) the purchase of minority stockholder rights in PM. Intangible assets are being amortized over periods of 5-25 years.

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

         DEPENDENCE ON THE P.A.S
         The Company receives fees for services provided to the P.A.s under Management Agreements, and Consulting and Licensing Agreements, but does not employ dentists or control the practices of the dentists employed by the P.A.s. The Company's revenue is dependent on revenue generated by the P.A.s and, therefore, effective and continued performance of the Managed Dental Centers during the term of the Management Agreements is essential to the Company's long-term success.

         The Management Agreements are generally for a term of 25 years beginning on the effective date of each individual agreement and renewing each and every year on the anniversary date of the subsequent year for a period of generally 25 years and may be terminated by the P.A., or the Company, under certain events of default "with cause" as defined, including a material default by

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         or bankruptcy of the Company. In the event of a material default by the P.A., or its owner, the P.A. can sell the practice to a third party mutually agreed to or sell its assets to the Company for a preset formula price and assign ownership interest to a P.A. agreeable to all parties. In the event that the proper notification period is given to the Company, the P.A. can terminate the agreement at any time without cause if it sells the practice and assigns the agreement to another party to be approved by the Company. The sales price in such event will be determined through negotiations among the selling P.A. and the buyer. In no event can the Company replace the P.A. at will or for a nominal fee, except in the event of default. Any material loss of revenue by the P.A.s would have a material adverse effect on the Company, including the P.A.s' ability to repay their indebtedness to the Company.

         IMPAIRMENT OF ASSETS
         The Company periodically analyzes the value of its long-lived assets including intangibles by comparison of undiscounted cash flows from operations with related carrying value of the assets. At December 31, 1998, the unamortized balance of these assets are not considered to be impaired.

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

3.       REVENUE RECOGNITION

         MANAGEMENT FEES

         Management fees represent revenue earned from managed dental practices less amounts retained by the practices for those P.A.s where the Company provides management services.

         The Company earns management fees from the P.A.s under two types of contracts: net revenue and net profits. Under the net revenue contracts, management fees are equal to 67% - 74% of the patient revenues earned by the P.A. Such contracts also stipulate that the Company must pay certain expenses, as defined by the Management Agreement. Under the net profits contracts, management fees are equal to between 50% and 55% of the practice's net profits, as defined. Net profit is calculated by subtracting practice expenses (which constitutes both dental and non-dental expenses), excluding depreciation and amortization, from net collected practice revenue. Contractual revenues and related expenses have, for purposes of the accompanying financial statements, been reflected on an accrual basis.

         The amounts contractually retained by the practices under net revenue contracts are intended to cover amounts incurred for (1) salary and benefits to employ the dentists, hygienists and contracted specialists;
         (2) licensing fees to be paid to the Company; (3) debt and asset carrying costs on the acquisition of the practices; (4) any other direct costs to the P.A. not covered under the Management Agreement.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       REVENUE RECOGNITION--(CONTINUED)

         The revised structure of the P.A. contracts is designed to provide the P.A. with the opportunity to achieve profits over the term of the contract, as well as for incentives for the P.A. owners and dental professionals to increase productivity and the number of patient encounters, to improve the documentation of their services so that appropriate billings can be rendered and to increase the opportunity for dental professionals other than dentists to provide services.

         The P.A. located in Port Charlotte, Florida has the right to terminate its Management Agreement during a 90-day period beginning in October 1998. Such Managed Dental Center contributed approximately 18%, 8% and 3% to the Company's revenue in 1996, 1997 and 1998, respectively. The P.A. elected to terminate its Management Agreement effective February 1, 1999.

         CONSULTING AND LICENSING FEES

         As of December 31, 1998, the Company provides separate licensing services to the 78 Managed Dental Centers. The licensing agreements typically call for a 25 year term, in exchange for an annual fee from each practice of approximately $10,000 - $12,000 per year. As part of the licensing agreements, the Company will solicit and negotiate managed care contracts for the practice and provide opportunities for the licensed practice to participate in group purchasing and marketing plans.

4.       AFFILIATIONS

         In April 1997, the Company acquired approximately $200,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in Temple Terrace, Florida. Unaudited net practice revenue of the dental practice was approximately $950,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

         In July 1997, the Company executed four Management Agreements for $846,000 wherein it will provide management services through a subcontractor to the P.A.s for 8 years. The Seller financed $546,000 of this amount with terms of monthly principal and interest at 8% per annum for eight years. The P.A.s were previously subject to consulting and licensing agreements. Unaudited net practice revenue of the dental practices was approximately $3.4 million for the period ended December 31, 1996. The Management Agreements executed are net revenue contracts.

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

4.       AFFILIATIONS--(CONTINUED)

         In September 1997, the Company acquired approximately $120,000 of non-dental assets and executed a 25-year Management Agreement with a dental practice located in St. Petersburg, Florida. Unaudited practice revenue of the dental practice was approximately $400,000 for the year ended December 31, 1996. The Management Agreement executed is a net revenue contract.

         In December 1997, the Company executed a 25-year Management Agreement with a dental practice located in Tampa, Florida and acquired non-dental equipment of $50,000, $20,000 of which is included in acquisition and affiliation obligations payable at December 31, 1997. Unaudited net practice revenue of the dental practice was approximately $600,000 for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

         In December 1997, the Company executed a 25-year Management Agreement with a dental practice in Lakeland, Florida. The total cost to the Company was $420,000 which was allocated to Management Agreement. Unaudited net practice revenue of the dental practice was approximately $800,000 for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

         In December 1997, the Company executed a 25-year Management Agreement with a practice located in Rockledge, Florida. The total cost to the Company was $1,000,000 of which $800,000 is allocated to Management Agreement. At December 31, 1997, $400,000 of the total cost was unpaid and is included in acquisition and affiliation obligations payable at December 31, 1997. Unaudited net practice revenue of the dental practice was approximately $1.6 million for the year ended December 31, 1997. The Management Agreement executed is a net revenue contract.

         In January 1998, the Company executed 25-year Management Agreements with two practices located in Bradenton, Florida. Unaudited net practice revenue of the dental practices was $1.5 million for the year ended December 31, 1997. The total cost to the Company was approximately $480,000 of which $100,000 is allocated to tangible assets and $380,000 is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

         In February 1998, the Company executed 25-year Management Agreements with two practices located in Orlando, Florida. Unaudited net practice revenue of the dental practices was approximately $1.3 million for the year ended December 31, 1997. The total cost to the Company is approximately $500,000 of which $165,000 is allocated to tangible assets and $335,000 is allocated to Management Agreements. The Management Agreements executed are net revenue contracts.

         In March 1998, the Company executed a 25-year Management Agreement with a practice in Mt. Dora, Florida. Unaudited net practice revenue of the dental practice was approximately $1.0 million. The total cost to the Company is approximately $390,000 of which $185,000 is allocated to tangible assets and $205,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In March 1998, the Company executed a 25-year Management Agreement with a practice in Dalton, Georgia. Unaudited net practice revenue of the dental practice was approximately $1.7

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       AFFILIATIONS--(CONTINUED)

         million. The total cost to the Company is approximately $572,000 of which $112,000 has been allocated to tangible assets and $460,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In March 1998, the Company executed 25-year Management Agreements with four dental practices in Detroit, Michigan. Unaudited net practice revenue of the dental practices was approximately $4.4 million. The total cost to the Company is approximately $3.2 million of which $290,000 has been allocated to tangible assets and $2.9 million to the Management Agreements. The Management Agreements executed are net revenue contracts.

         In May 1998, the Company executed a 25-year Management Agreement with a practice in Savannah, Georgia. Unaudited net practice revenue of the dental practice was approximately $700,000. The total cost to the Company is approximately $182,000 of which $2,000 has been allocated to tangible assets and $180,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In June 1998, the Company executed a 25-year Management Agreement with a dental practice in Orange City, Florida. Unaudited net practice revenue of the dental practice was approximately $1.1 million. The total cost to the Company is approximately $365,000 of which $77,000 has allocated to tangible assets and $288,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In June 1998, the Company executed a 25-year Management Agreement with a practice in Tallahassee, Florida. Unaudited net practice revenue of the dental practice was approximately $550,000. The total cost to the Company is approximately $153,000 of which $38,000 is allocated to tangible assets and $115,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In June 1998, the Company executed 25-year Management Agreements with two dental practices in the Atlanta, Georgia area. Unaudited net practice revenue of the dental practices was approximately $1.5 million. The total cost to the Company is approximately $535,000 of which $105,000 is allocated to tangible assets and $430,000 to the Management Agreement. The Management Agreements executed are net revenue contracts.

         In August 1998, the Company executed a 25-year Management Agreement with a dental practice in Gainesville, Florida. Unaudited net practice revenue of the dental practice was approximately $241,000. The total cost to the Company is approximately $40,000 of which $21,000 is allocated to tangible assets and $19,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In August 1998, the Company executed a 25-year Management Agreement with three dental practices in northwest Indiana. Unaudited net practice revenue of the dental practices was approximately $1.5 million. The total cost to the Company is approximately $415,000 of which $135,000 is allocated to tangible assets and $280,000 to the Management Agreement. The Management Agreements executed are net revenue contracts.
                                       F-12

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       AFFILIATIONS--(CONTINUED)

         In September 1998, the Company executed a 25-year Management Agreement with a dental practice in Ocala, Florida. Unaudited net practice revenue of the dental practice was approximately $525,000. The total cost to the Company is approximately $197,000 of which $47,000 is allocated to tangible assets and $150,000 is allocated to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In September 1998, the Company executed a 25-year Management Agreement with a dental practice in Jacksonville, Florida. Unaudited net practice revenue of the dental practice was approximately $1.2 million. The total cost to the Company is approximately $384,000 of which $54,000 is allocated to tangible assets and $330,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In November 1998, the Company executed a 25-year Management Agreement with twenty-two dental practices in Philadelphia, Pennsylvania. Unaudited net practice revenue of the dental practices was approximately $8.0 million. The total cost to the company is approximately $2.4 million of which $1.8 million is allocated to tangible assets and $570,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

         In November 1998, the Company executed a 25-year Management Agreement with a dental practice in North Miami Beach, Florida. Unaudited net practice revenue of the practice was approximately $1.7 million. The total cost to the Company is approximately $695,000 of which $45,000 has been allocated to the tangible assets and $650,000 to the Management Agreement. The Management Agreement executed is a net revenue contract.

5.       BUSINESS COMBINATIONS AND ACQUISITIONS

         Business Combinations

         On October 15, 1998, the Company and Gental Dental Service Corporation ("GDSC") signed a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The transaction will create one of the largest dental practice management companies in the nation. The new company will be affiliated with dental practices in California, Oregon, Washington, Hawaii, Idaho, Nevada, Florida, Indiana, Georgia, Michigan and Pennsylvania. In the proposed combination, the Company and GDSC, each will become a wholly-owned subsidiary of a new Delaware corporation ("InterDent") to be headquartered in El Segundo, California. The merger was completed on March 12, 1999 based upon shareholder approval of March 11, 1999. See Subsequent Events note 19 for further discussion.

         In connection with the GDSC merger, the Company recorded direct merger expenses of $587,950 in the fourth quarter of 1998. These expenses consist primarily of accounting, legal and other advisory fees. The Company expects additional merger and restructure charges to be incurred throughout 1999.

         Acquisitions

         On December 29, 1997, the Company acquired all of the outstanding capital stock of Marketplace Dental, Inc., a Florida corporation ("Marketplace"), pursuant to the merger (the "Merger"), of Marketplace with and into Dental Care Alliance of Florida, Inc. ("DCA Florida"), a wholly-owned subsidiary of the Company. Marketplace was the practice management company resulting from the reorganization of Children's Dental Arcade, Inc. and Wellington Marketplace Group, P.A. on October 1, 1997. The Merger was consummated pursuant to that certain Agreement and Plan of Merger dated December 29, 1997 (the "Merger Agreement") among the Company, Marketplace, DCA Florida and the Marketplace shareholders.

         DCA Florida was the surviving corporation in the Merger. Marketplace was a dental practice management company which managed six dental practices in Palm Beach County. Pursuant to the Merger the Company acquired all of the assets of Marketplace. Such assets consisted primarily of non-dental assets (including dental equipment) and management agreements. Pursuant to the Merger, all shares of Marketplace common stock were converted into the right to receive, in the aggregate eighty thousand (80,000) shares of unregistered common stock of the Registrant and an amount in cash of approximately $500,000, which was included in acquisition and affiliation obligations payable at December 31, 1997. In addition, the Merger Agreement calls for the issuance of additional common stock if certain operating results are achieved.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       ACQUISITIONS--(CONTINUED)

         As a result of the acquisition, the Company has recorded the following net assets:
                   Current assets                               $   146,774
                   Property and equipment                           505,343
                   Intangible assets                              1,760,429
                   Other assets                                      21,645
                   Current liabilities                              (57,137)
                   Long-term debt                                  (420,054)
                   Deferred tax liability                          (657,000)
                                                                -----------
                                                                $ 1,300,000
                                                                ===========

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

         As a result of the acquisition, the Company has recorded the following net assets:
                   Current Assets                               $    27,660
                   Property and Equipment                         1,045,655
                   Intangible Assets                              5,078,494
                   Other Assets                                     245,893
                   Long Term Debt                                (1,610,497)
                   Deferred Tax Liability                        (1,787,205)
                                                                -----------
                                                                $ 3,000,000
                                                                ===========

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       ACQUISITIONS--(CONTINUED)

         The following unaudited pro forma consolidated results of operations of the Company gives effect to the Marketplace and Dental One acquisitions for 1996, 1997 and 1998, as if the acquisitions had occurred at the beginning of the respective period and the immediately preceeding year.

                                                        UNAUDITED     UNAUDITED     UNAUDITED
                                                        PRO FORMA     PRO FORMA     PRO FORMA
                                                           1996          1997          1998
                                                       -----------   -----------   ----------
         Total revenues ............................   $ 2,809,458   $13,748,000   $30,487,886
         Net income ................................   $    33,140   $   156,000   $ 3,079,802
         Net income per common share:
              Basic ................................   $      0.01   $      0.04   $      0.44
         Diluted ...................................   $      0.01   $      0.04   $      0.44

         Weighted average common shares outstanding:
          Basic ....................................     3,909,029     4,689,673     6,996,842
              Diluted ..............................     3,987,492     4,777,151     7,080,755

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                DECEMBER 31,
                                            1997            1998
                                         -----------    -----------
Dental and other equipment ...........   $   911,841    $ 4,808,266
Leasehold improvements ...............       296,437      1,255,695
Vehicles .............................        13,901         21,603
                                         -----------    -----------
                                           1,222,179      6,085,564
Less accumulated depreciation.........      (109,129)      (591,853)
                                         -----------    -----------
                                         $ 1,113,050    $ 5,493,711
                                         ===========    ===========

         Depreciation expense for the periods ended December 31, 1996, 1997 and 1998 was $15,508, $65,529 and $494,410, respectively.

7.       OPERATING LEASES

         The Company leases office space for its corporate offices, certain Managed Dental centers and, under the terms of certain Management Agreements, certain non-dental assets on behalf of its Managed Dental Centers.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       OPERATING LEASES--(CONTINUED)

         Future minimum lease payments under these agreements as of December 31, 1998 are:

         1999....................................................    $2,755,772
         2000....................................................     2,415,772
         2001....................................................     2,091,651
         2002....................................................     1,887,739
         2003....................................................     1,274,174
         Thereafter..............................................     2,459,517
                                                                    -----------
                                                                    $12,884,625
                                                                    ===========

         Operating lease expense for the periods ended December 31, 1996, 1997 and 1998 was $118,000, $856,822 and $2,589,544, respectively.

8.       INTANGIBLE ASSETS

         Intangible assets consists of the following:

                                                   DECEMBER 31,
                                              1997             1998
                                          ------------    ------------
         Management Agreements            $  4,767,897    $ 18,042,648
         Other                                  84,702         119,620
                                          ------------    ------------
                                             4,852,599      18,162,268
         Less accumulated amortization        (105,296)       (666,915)
                                          ------------    ------------
                                          $  4,747,303    $ 17,495,353
                                          ============    ============

         Additions to Management Agreements relate to acquisitions and affiliations during 1998 (See notes 4 and 5). Amortization expense for the periods ended December 31, 1996, 1997 and 1998, was $12,146, $98,152 and $568,236, respectively.


9.       OTHER ACCRUED LIABILITIES

         Other accrued liabilities consists of the following:

                                                      DECEMBER 31,
                                                   1997         1998
                                                ----------   ----------
         Subcontract management fee payable     $  118,592   $  453,890
         Accrued accounts payable                  166,324      448,762
         Other liabilities                         128,036      143,944
                                                ----------   ----------
                                                $  412,952   $1,046,596
                                                ==========   ==========

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      DEBT

         Long-term debt and capital leases consists of the following:

                                                                                        DECEMBER 31,
                                                                                      1997         1998
                                                                                   ----------   ----------
         Notepayable to seller, interest rate at 9%, principal And interest
             payable monthly, maturing in April 2005, unsecured                    $  546,067   $  546,067

         Capital lease obligations, secured by equipment and Leasehold improvements at specific dental practices. Various terms ranging
            from five to six years with Imputed interest rates of 13.6% - 17.2%       348,652      667,503

         Note payable to equipment finance company, secured By equipment at
            specific dental practices, interest at 11.9%, maturing in 2002            117,392       98,532

         Note payable to financial institution, secured by a Vehicle used by
            the Company, interest at 2.65% Maturing in April 2001                        --         15,320

         Note payable to seller, interest rate at 8.5%, principal And interest payable quarterly, maturing in March 2003, secured by stock in
            subsidiary                                                                   --        916,754

         Revolving Note with financial institution, secured by Substantially all
            Company assets, interest at 1.75% Over the Eurodollar rate payable
            monthly.  Total Available amount of $15 million                              --      6,356,142
                                                                                   ----------   ----------
                                                                                    1,012,111    8,600,318
         Less current portion                                                         195,193      542,620
                                                                                   ----------   ----------
                                                                                   $  816,918   $8,057,698
                                                                                   ==========   ==========

         Future debt payments as of December 31, 1998 are:

         1999..............................................      $    542,620
         2000..............................................         6,878,863
         2001..............................................           758,232
         2002..............................................           178,147
         2003..............................................           115,216
         Thereafter........................................           127,240
                                                                -------------
                                                                $   8,600,318
                                                                =============

         In March 1998, the Company executed an agreement for a $15 million line of credit (Revolving Note) with a financial institution. The Revolving
         Note is subject to a fee for the unused portion of the line of credit of .25%. Certain restrictive covenants, including debt liquidity ratios and interest, liability and liquidity coverage, were included in the agreement and as of December 31, 1998, the Company was in compliance with such covenants.

         The Revolving Note expires in May 1999 and the financial institution has provided notice of their intention to renew for one additional year under similar terms. As such, these amounts are included in the. long-term portion of debt.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      INCOME TAXES

         As described in Note 1, through October 23 1996, the Company consisted of a group of Limited Liability Corporations ("LLCs") with one subsidiary operating as a C Corporation in 1994.

         The provision for income tax related to the C Corporation for the period October 23, 1996 through December 31, 1996 and the years ended December 31, 1997 and 1998 consists of the following:

                                          1996         1997          1998
                                       ----------   ----------    ----------
         Current expense (benefit):
             Federal                   $   17,000   $  254,514    $1,797,978
             State                          2,900       51,253       361,214
         Deferred expense (benefit):
             Federal                       13,600      (36,234)       61,938
             State                          2,000       (5,581)        6,176
                                       ----------   ----------    ----------
         Total                         $   35,500   $  263,952    $2,227,306
                                       ==========   ==========    ==========

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows for the period October 23, 1996 through December 31, 1996 and the years ended December 31, 1997 and 1998:

                                                     1996          1997         1998
                                                  ----------    ----------   ----------
         U.S. federal taxes at statutory rate     $   83,360    $  230,539   $1,810,537
               Increase/(decrease):
               State taxes, net                        3,737        23,841      201,780
               Flow through entity income            (51,597)         --           --
               Non-deductible transaction costs         --            --        199,903
               Amortization of intangibles              --           5,333        5,333
               Other nondeductible items                --           4,239        9,753
                                                  ----------    ----------   ----------

         Income tax provision                     $   35,500    $  263,952   $2,227,306
                                                  ==========    ==========   ==========

                                       F-18

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      INCOME TAXES--(CONTINUED)

         Deferred tax assets/(liabilities) are as follows:

                                                                      DECEMBER 31,
                                                                  1997           1998
                                                               -----------    -----------
         Deferred taxes, current:
              Reserve for bad debts                            $    33,529    $    58,110
                                                               -----------    -----------
         Deferred tax asset, current                                33,529         58,110
                                                               -----------    -----------
         Deferred taxes, non-current:
              Depreciation                                           4,040       (174,606)
              Amortization of intangibles                          (10,272)       (11,384)
              Book in excess of tax basis in tangible assets      (767,037)    (2,728,609)
                                                               -----------    -----------
         Deferred tax liability, non-current                      (773,269)    (2,914,599)
                                                               -----------    -----------
         Net deferred tax liability                            $  (739,740)   $(2,856,489)
                                                               ===========    ===========

         A deferred tax liability has been recorded for several intangible assets related to management agreements entered into during 1997 and 1998 for which book basis exceeded tax basis.

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

         On January 21, 1997, the Company issued a stock option for 49,576 shares of stock to another officer of the Company which is exercisable, in whole or in part, immediately. Exercise price is fair market value on the grant date ($1.53 per share). In no event shall this option be exercisable after January 21, 2002.

         In November 1997, the Company adopted the 1997 Executive Incentive Compensation Plan (the "Incentive Plan") which is designed to attract and retain employees, officers and Directors. The Incentive Plan is administered by the Stock Option and Compensation Committee of the Board of Directors and 250,000 shares of Common Stock have been reserved for issuance under the Plan. In May 1998, the Company registered the Plan such that the shares issued to recipients at exercise will not be restricted.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.       EMPLOYEE BENEFITS--(CONTINUED)

         The following table summarizes the Company's stock option activity under the Incentive Plan:



                                                       WEIGHTED      FAIR VALUE
                                         NUMBER OF     AVERAGE       OF OPTIONS
                                          SHARES    EXERCISE PRICE    GRANTED
                                         -------    -------------    --------
      Granted during 1996                 81,540      $    1.53      $   1.36
      Exercised during 1996                 --             --
      Outstanding at December 31, 1996   163,080      $    1.67
      Exercisable at December 31, 1996   122,310      $    1.67

      Granted during 1997                 61,500      $   12.00      $   2.66
      Exercised during 1997              163,080      $    1.67
      Outstanding at December 31, 1997    61,500      $   12.00
      Exercisable at December 31, 1997      --             --

      Granted during 1998                104,500      $   12.12      $   1.90
      Exercised during 1998                 --        $    --
      Canceled during 1998                28,000      $   11.76
      Outstanding at December 31, 1998   138,000      $   12.14
      Exercisable at December 31, 1998    25,000      $   12.00

      The following table summarizes the stock options outstanding and exercisable under the Incentive Plan at December 31, 1997 and 1998:

                                                                 OUTSTANDING                             EXERCISABLE
                                                    --------------------------- ---------------    -------------------------
                                                                   WEIGHTED
                                                                   AVERAGE         WEIGHTED                      WEIGHTED
                                   RANGE OF           NUMBER      REMAINING        AVERAGE           NUMBER       AVERAGE
                                   EXERCISE             OF       CONTRACTUAL       EXERCISE            OF        EXERCISE
                                     PRICE           OPTIONS         LIFE           PRICE            OPTIONS       PRICE
                                ----------------    ----------- --------------- ---------------    ------------ ------------
         December 31, 1997          $12.00            61,500      46 months           $  12.00         --           $   --
         December 31, 1998      $9.00 - $13.75       138,000      46 months           $  12.14       25,000         $ 12.00

         The Company uses the intrinsic value method of accounting for stock options awarded to employees. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. Under this method, the fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions: no dividend yield, 6% - 11% expected volatility, risk-free interest rates ranging from 4.57% - 5.80% and average expected lives of three to four years.

         The Black-Scholes option valuation model was used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.       EMPLOYEE BENEFITS--(CONTINUED)

         valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:
                                                 YEAR ENDED DECEMBER 31,
                                         1996        1997             1998
                                        ------   -----------      -------------
         Net Income                     $4,280   $   270,036      $   3,052,001
                                        ------   -----------      -------------
         Basic net income per share     $ --     $       .06      $         .44
                                        ------   -----------      -------------
         Diluted net income per share   $ --     $       .06      $         .43
                                        ------   -----------      -------------

         For periods prior to the registration of the Company's common stock, independent valuations were utilized to determine the value of the common stock.

13.      NON-EMPLOYEE OPTION PLAN AND WARRANTS

         In November 1997, the Company adopted the 1997 Non-qualified Stock Option Plan ("Non-employee Plan") which is designed to provide additional incentives for the P.A.s with which the Company has entered into Management Agreements to attract and retain qualified dentists, health care specialists and P.A. owners. The Non-employee Plan is administered by the Stock Option and Compensation Committee of the Board of Directors and 425,000 shares of Common Stock have been reserved for the Non-employee Plan. The shares underlying the Non-employee Plan will not be registered.

         In conjunction with work performed under an exclusive corporate development advisory agreement (Note 14), the Company also granted warrants to advisors.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      NON-EMPLOYEE OPTION PLAN AND WARRANTS--(CONTINUED)

         The following table summarizes the Company's stock option activity under the Non-employee Plan:

                                                                        WEIGHTED          FAIR VALUE
                                                      NUMBER OF         AVERAGE           OF OPTIONS
                                                       SHARES         EXERCISE PRICE        GRANTED
                                                     ----------       --------------      ----------
         Granted during 1996                              --             $    --           $     --
         Exercised during 1996                            --             $    --
         Outstanding at December 31, 1996            137,803             $  1.74
         Exercisable at December 31, 1996             84,802             $  1.74

         Granted during 1997                         124,000             $ 12.00           $   2.66
         Exercised during 1997                        84,802             $  1.74
         Outstanding at December 31, 1997            177,001             $  8.93
         Exercisable at December 31, 1997             53,001             $  1.74

         Granted during 1998                         265,250             $ 11.72           $   0.81
         Exercised during 1998                        53,001             $  1.74
         Canceled during 1998                         36,500             $ 11.40
         Outstanding at December 31, 1998            352,750             $ 11.85
         Exercisable at December 31, 1998             36,167             $ 12.00

         The following table summarizes the stock options outstanding and exercisable at December 31, 1997 and 1998 under the Non-employee Plan:

                                                                 OUTSTANDING                             EXERCISABLE
                                                    --------------------------- ---------------    -------------------------
                                                                   WEIGHTED
                                                                   AVERAGE         WEIGHTED                      WEIGHTED
                                   RANGE OF           NUMBER      REMAINING        AVERAGE           NUMBER       AVERAGE
                                   EXERCISE             OF       CONTRACTUAL       EXERCISE            OF        EXERCISE
                                     PRICE           OPTIONS         LIFE           PRICE            OPTIONS       PRICE
                                ----------------    ----------- --------------- ---------------    ------------ ------------
         December 31, 1997      $1.74 - $12.00       177,001      46 months           $   8.93       53,001        $   1.74
         December 31, 1998      $9.00 - $13.75       352,750      50 months           $  11.85       36,167        $  12.00

         The fair value of each option grant is estimated on the date of grant using the fair value method with the following weighted average assumptions: no dividend yield, 6% - 11% expected volatility, risk-free interest rates ranging from 4.57% - 5.80% and average expected lives of three to four years. As the Nonemployee Plan is not registered, the fair market value of the underlying stock has been discounted by 10%.

         The Black-Scholes option valuation model was used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's non-employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its non-employee stock

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      NON-EMPLOYEE OPTION PLAN AND WARRANTS--(CONTINUED)

         options. For purposes of expense recognition, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The Company issues options to affiliated dentists under the Non-employee Plan on behalf of the respective P.A. Beginning in 1998, consistent with a modification of the associated Management Agreements, the fair value of such options is being charged to the P.A. and is to be reimbursed to the Company. The fair value of options issued to affiliated dentists during 1998 was $139,455.

         The Company issues options to P.A. owners as a component of the compensation for entering into new Management Agreements. Beginning in 1998, the fair value of such options is included as a component of the purchase price which increases the recorded intangible assets. The fair value of options issued to P.A. owners during 1998 was $2,025.

14.      ADVISORY SERVICES

         The Company entered into an exclusive corporate development advisory agreement (the "Advisory Agreement") in September 1995, as amended on April 25, 1996, under which the Company is committed to the following:

         o A retainer each quarter equal to the greater of $4,000 or 6 percent of the Company's quarterly income before income tax expenses in excess of $75,000, beginning February 1, 1996 through the date of the initial public offering (November 4, 1997), which is recorded as a component of general and administrative expenses;

         o Warrants to purchase an ownership interest (84,802 shares) at an exercise price of $20,000 for services rendered in connection with business development and other financial management advisory services. These warrants were exercised in June 1997;

         o A fee of $105,000 with respect to the issuance of the mandatorily redeemable preferred stock;

         o A fee of $100,000 and a 5 year warrant to purchase 29,167 shares of common stock at an exercise price equal to $12 per share, upon consummation of its initial public offering on November 7, 1997; and

         o Warrants to purchase 53,001 shares of common stock at an exercise price of $92,355, which became vested upon the completion of the Company's initial public offering for services rendered in connection with financial, marketing, and administrative support related to the initial public offering.

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      EARNINGS PER SHARE

         RECONCILIATION
         The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the indicated years:

                                                        YEAR ENDED DECEMBER 31,

                                                 1996            1997             1998
                                              ----------      ----------      ----------
         Basic earnings per share:
           Numerator                          $    4,280      $  309,805      $3,097,802
                                              ----------      ----------      ----------
         Denominator:
           Common shares outstanding           3,829,029       4,610,331       6,996,842
                                              ----------      ----------      ----------
           Basic earnings per share           $     --              0.07      $     0.44
                                              ==========      ==========      ==========

         Diluted earnings per share:
           Numerator                          $    4,280      $  309,805      $3,097,802
                                              ----------      ----------      ----------
         Denominator:
           Common shares outstanding           3,829,029       4,610,331       6,996,842
           Assumed conversion of options          78,463          87,478          83,913
                                              ----------      ----------      ----------
           Total shares                        3,907,492       4,697,809       7,080,755
                                              ----------      ----------      ----------
           Diluted earnings per share         $     --        $     0.07      $     0.44
                                              ==========      ==========      ==========

         PRO FORMA

         Upon its incorporation on October 23, 1996, as described in Note 1, the Company terminated its predecessor status as a limited liability corporation and became subject to federal and state income taxes. In addition, since the Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings per Share" in 1997, pro forma adjustments for income taxes as if the Company had been treated as a C corporation and the impact of the preferred stock conversion have not been included in historical earnings per share in the Statement of Operations. Had the Company not restated prior years' earnings per share, the pro forma effect would have been as follows:

                           DENTAL CARE ALLIANCE, INC.
                   (Successor to Golden Care Holdings, L.C.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.      EARNINGS PER SHARE--(CONTINUED)

                                                 YEAR ENDED DECEMBER 31,
                                                  1996          1997
                                                 --------      --------
         Income before income taxes
           and minority interest                 $245,176      $684,257
         Pro forma provision for income tax        94,000          --
         Provision for income tax (after
           Conversion to C corporation)              --         263,952
         Minority interest in consolidated
           subsidiaries                            4,739
                                                 --------      --------
         Pro forma net income                    $146,437      $420,305
                                                 ========      ========
         Basic earnings per share                $   0.04      $   0.09
                                                 --------      --------
         Diluted earnings per share              $   0.04      $   0.09
                                                 --------      --------
16.      RELATED PARTY TRANSACTIONS

         The Company's President, Chief Executive Officer and a significant stockholder owns or controls entities which do business with the Company or its Managed Dental Centers. The Company and its Managed Dental Centers incurred rent totaling $108,110, $193,900 and $144,700 for the years ended December 31, 1996, 1997 and 1998, respectively, payable to such entities. The Company also paid for certain laboratory costs of a related party on behalf of the Company's President and controlling stockholder. These amounts totaled $60,700, $133,448 and $159,551 for the years ended December 31, 1996, 1997 and 1998, respectively. The amount of $60,000, which is personally guaranteed by the Company's President, has been reflected in other assets as such amounts have been structured as a demand note. The Managed Dental Centers have also incurred capital lease obligations payable to a related entity owned 33% by the Company's President totaling approximately $108,000, $102,000 and $75,600 as of December 31, 1996,
         1997 and 1998, respectively. Interest expense on such obligations was approximately $21,000, $19,000 and $18,630 for the years ended December 31, 1996, 1997 and 1998, respectively.

17.     CONCENTRATION OF CREDIT RISK

         As described in Note 1, a majority of the Managed Dental Centers are owned by P.A.s commonly controlled by two individuals. All P.A.s and the commonly controlled P.A.s are indebted to the Company as follows:

                                                                             DECEMBER 31,
                                                                         1997           1998
                                                                      ----------      ----------
         Total All P.A.s:
              Consulting and license fees receivable                  $   64,116      $   61,437
              Management fee receivable from P.A.s                       914,026       4,331,870
              Notes and advances receivable from P.A.s                   880,883       5,218,891
                                                                      ----------      ----------
                                                                      $1,859,025      $9,612,198
                                                                      ==========      ==========
         Amount owed by commonly controlled P.A.s #1:                 $1,535,384      $5,756,505
                                                                      ----------      ----------
         Amount owed by commonly controlled P.A.s #2:                 $     --        $2,022,494
                                                                      ----------      ----------

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

         The Company has entered into a staff leasing agreement whereby all of the Company's corporate employees and, all of the Managed Dental Center non-medical are leased.

         In the ordinary course of business, the Company is party to several legal proceedings, the outcome of which, singly or in aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

         The Company has guaranteed a portion of the P.A.s debt. The guarantees relate primarily to debt incurred related to the acquisition of dental practices and is in addition to collateral already provided by the P.A. As of December 31, 1998, the amount P.A. debt guaranteed by the Company is approximately $5.9 million.

19.      SUBSEQUENT EVENTS

         In January 1999, the Company executed a 25-year Management Agreement with a dental practice in Kissimmee. This dental practice had been managed under a net profit contract. The P.A. owners sold their interest to another licensed dentist, who executed the new agreement as a net revenue contract.

         In February 1999, the Company purchased tangible assets and executed 25-year Management Agreements with seven dental practices in Michigan. Four of the dental practices are Managed Dental Centers whose Management Agreements were to expire in 2005. Unaudited net practice revenue for the year ended December 31, 1998, for the four dental practices was $3.6 million and was $2.2 million for the three additional dental practices. The total purchase price was $4.9 million, of which $600,000 was allocated to tangible assets, $200,000 was allocated to assumed net assets and $4.1 million to Management Agreements.

         On March 11, 1999, the Company's shareholders approved a transaction whereby the Company became a wholly-owned subsidiary of InterDent, Inc. as a result of a business combination between the Company and Gentle Dental Service Corporation. The business combination will be accounted for as a pooling-of-interest. In accordance with the terms of the transaction the Company's shareholders will receive 1.67 shares of InterDent, Inc. stock for every share of Company stock.

                                   SCHEDULE II
                                             BALANCE     CHARGED TO      BALANCE
                                            BEGINNING    MANAGEMENT      AT END
                                              YEAR          FEES         OF YEAR
                                            ---------    ----------      -------
Year ended December 31, 1996
     Advances to P.A.s, net                 $   --        $   --        $   --
Year ended December 31, 1997
     Advances to P.A.s, net                 $   --        $ 85,973      $ 85,973
Year ended December 31, 1998
     Advances to P.A.s, net                 $ 85,973      $ 63,027      $149,000

EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  23.1            Consent of Independent Accountants
  27.1            Financial Data Schedule