Form 10-K405/A
period 1998-12-31
DENTAL CARE ALLIANCE INC
filed 1999-04-29
CIK 1044914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Sections 13 or 15 (d) of the Securities Exchange Act of 1934 for the year ended December 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period from _______ to _______.


                         Commission File Number 0-23219

                           DENTAL CARE ALLIANCE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                           65-0555126
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

              1343 MAIN STREET, SUITE 700, SARASOTA, FLORIDA 34236
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (941) 955-3150
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: None

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

         The following items of the Company's Form 10-K for the fiscal year ended December 31, 1998 and hereby amended to read in their entirety as follows:

ITEM 11. EXECUTIVE COMPENSATION

         The following table set forth certain information for each person who served as executive officers of the Company in 1998 whose annual income in 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                 ANNUAL COMPENSATION                     COMPENSATION
                                     ------------------------------------------------   --------------
                                                                                          SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING          ALL OTHER
 NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)    COMPENSATION(1)($)   OPTIONS(#)(2)     COMPENSATION($)
 ---------------------------         ----   ---------   --------    ------------------   -------------     ---------------
  Dr. Steven R. Matzkin              1998    200,000       --               --                --                 --
    Chairman of the Board,           1997    200,000       --               --               8,000               --
    Chief Executive Officer
    and President (3)

  Mitchell B. Olan                   1998    140,000       --               --                --                 --
    Vice President, Chief            1997    135,000       --               --               8,000               --
    Operating Officer and
    Director (3)

  David P. Nichols                   1998    133,000       --               --                --                 --
    Chief Financial Officer (3)

 ------------------------
(1) The aggregate amount of perquisites and other personal benefits provided to such Named Executive Officer is less than 10% of the total annual salary and bonus of such officer.
(2)  All options are exercisable at $12.00 per share.
(3) See "Employment Agreements" for information regarding current and future compensation arrangements.

OPTION GRANTS OR EXERCISES

         There were no options granted to the Named Executive Officers in 1998.

EMPLOYMENT AGREEMENTS

         The Company has entered into Employment Agreements with Dr. Steven R. Matzkin, Chairman of the Board, Chief Executive Officer and President of the Company, Mitchell B. Olan, Vice President and Chief Operating Officer of the Company, and David P. Nichols, Chief Financial Officer of the Company. The Employment Agreements of Messrs. Matzkin and Olan were entered into as of October 25, 1996, and are for terms of five years and four years, respectively. The Employment Agreement of Mr. Nichols was entered into as of January 1997 and is for a term of four years. These agreements provide for annual base salaries to Messrs. Matzkin, Olan and Nichols of $200,000, $120,000 and $120,000, respectively, subject to increase at the Company's discretion. Pursuant to the agreements, Dr. Matzkin and Messrs. Olan and Nichols are entitled to receive 60%, 25% and 15%, respectively, of an annual bonus pool which is equal to 50% of the Company's net income in excess of the Company's budgeted net income for each year. Bonuses paid to Dr. Matzkin, Mr. Olan and Mr. Nichols in any year may not exceed $200,000, $100,000, and $50,000, respectively. Dr. Matzkin's, Mr. Olan's and Mr. Nichols' employment agreements entitle them to participate in any Company stock option plan at a level commensurate with their positions. Mr. Olan's employment agreement entitled him to warrants to purchase 163,080 shares of common stock for an aggregate exercise price of $272,768. These warrants were exercised in February 1997. Upon the Company's constructive discharge of Dr. Matzkin or termination of the employment of Dr. Matzkin without cause, as specified in his employment agreement, Dr. Matzkin shall be entitled to receive his base salary for the period commencing on the effective date of the termination and ending on the later to occur of (x) the second anniversary of the date of termination or (y) the end of the five-year term of the employment agreement. Upon the Company's termination of Mr. Olan without cause, as specified in his employment agreement, Mr. Olan shall be entitled to receive his base salary for the period commencing on the date of termination and ending on the date nine months thereafter. Upon the Company's termination of Mr. Nichols without cause as specified in his employment agreement, Mr. Nichols shall be entitled to receive his base salary for the period commencing on the date of termination and ending on the date six months thereafter. Upon termination with cause or voluntary termination of either Dr. Matzkin, Mr. Olan or Mr. Nichols, such executive shall be entitled to receive his base salary through the effective date of such termination.

         Dr. Matzkin's employment agreement also provided that upon termination of his employment for any reason, if the Company's securities are then publicly traded, Dr. Matzkin has the right to request that the Company register, as expeditiously as possible, any or all of the Common Stock then owned by Dr. Matzkin, including all shares of Common Stock issuable pursuant to any derivative securities of the Company then held by Dr. Matzkin.

         In March 1999, in conjunction with its business combination with Gentle Dental Service Corporation and the formation of InterDent, Inc., the Named Executive Officers entered into new employment agreements. Dr. Matzkin will serve as the Co-Chairman, President and Chief Dental Officer of InterDent. Mr. Olan will serve as Senior Vice President - Operations and Mr. Nichols as Senior Vice President - Finance for the Company's East Region. Dr. Matzkin's employment agreement is for three years while Messrs. Olan and Nichols have "at will" agreements. The base salaries for Matzkin, Olan and Nichols are $280,000, $157,000 and $135,000, respectively.

         Upon the Company's constructive discharge of Dr. Matzkin or termination of the employment of Dr. Matzkin without cause, as specified in his employment agreement, Dr. Matzkin shall be entitled to receive his base salary for a period of thirty-six months following the date of termination. For Messrs. Olan and Nichols, a termination of their respective employment agreements without cause, shall entitle them to receive their base salary for nine months and six months, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by
(i) each person known by the Company to own beneficially more than 5% of its Common Stock, (ii) the Chief Executive Officer and each other Named

Executive Officer (as such term is defined under the caption "Executive Compensation," (iii) each director, and (iv) all directors and executive officers of the Company as a group:

                                                                                     PERCENTAGE OF
                                                        AMOUNT AND NATURE OF         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)               BENEFICIAL OWNERSHIP(2)       SHARES OWNED
----------------------------------------               -----------------------       ------------
Dr. Steven R. Matzkin (3).............................       1,505,148                   21.7%
SRM '93 Children's Trus (4)...........................       1,529,148                   21.9
Curtis Lee Smith, Jr. (5..............................         456,973                    6.5
Robert F. Raucci (5)..................................          25,452                    *
Mitchell B. Olan (3)..................................         160,915                    2.2
David P. Nichols (6)..................................          57,576                    *
Crescent International Holding Limited (7)............         593,119                    8.5
All directors and executive officers as a
    group (6 persons) (8).............................       2,206,064                   31.3

----------------------------
*    Less than one percent

(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is c/o Dental Care Alliance, Inc., 1343 Main Street, 7th Floor, Sarasota, Florida 34236.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 8,000 shares of Common Stock issuable upon exercise of options to purchase shares of Common Stock, which options became exercisable on March 12, 1999.

(4) Theodore L. Koenig is the sole trustee of SRM '93 Children's Trust and has sole voting and investment control with respect to such shares.

(5) Includes shares of Common Stock issuable upon exercise of options to purchase Common Stock Plan, which options became exercisable on March 12, 1999.

(6) Includes 57,576 shares of Common Stock issuable upon exercise of options to purchase shares of Common Stock, which options became exercisable on March 12, 1999.

(7) Camile Saba and John Wolcott are attorneys-in-fact for Crescent International Holdings Limited, a Greek corporation, and have joint voting and investment control with respect to such shares.

(8) Includes 83,576 shares of Common Stock issuable upon exercise of options to purchase shares of Common Stock, which options became exercisable on March 12, 1999.

         In conjunction with its business combination with Gentle Dental Service Corporation and the formation of InterDent, Inc. on March 12, 1999, all options became fully vested and all options and shares of Dental Care Alliance, Inc. were converted into 1.67 shares of InterDent, Inc.

ITEM 13. CERTAIN TRANSACTIONS

         In 1993, Dr. Matzkin sold four dental practices in Michigan to Dr. David Ross Johnson, a dental director, for a $237,000 note under which payments commenced in May 1997. In connection with that sale Profit Dental Management, Inc., a corporation controlled by Dr. Matzkin, agreed to provide consulting services to these practices for $18,000 per month until May 1997 and $15,000 per month thereafter through May 2005. In July 1997, Dental Care Alliance purchased the right to manage these practices for $846,000 and entered into a global management agreement pursuant to which it will provide management services to these practices until 2005. Dental Care Alliance subcontracted the day-to-day management services to an affiliate of Dr. Johnson, but retains most other management functions for which it retains 20% of net profits of these practices, after certain adjustments, and Dr. Johnson's affiliate is paid 80% of such net profits. Dental Care Alliance also receives $800 per month from each practice as a licensing fee.

         In July 1997, Dental Care Alliance entered into a management agreement with a professional association in Michigan which was controlled by Dr. Matzkin. As of September 30, 1997, Dr. Matzkin assigned the ownership of the capital stock and all rights relating thereto to Dr. David Ross Johnson in consideration for Dr. Johnson's assumption of all obligations to pay for such capital stock and all obligations relating to such capital stock.

         Certain of the managed dental centers lease their office facilities from entities controlled by Dr. Matzkin. Such leases terminate at various times between 2000 and 2004. Managed dental centers and Dental Care Alliance paid rent pursuant to the leases in the aggregate amount of $193,900 in 1997 and have paid $144,700 in 1998. Dr. Matzkin also owns certain dental laboratories that perfom laboratory services for the managed dental centers, primarily relating to the making of prostheses. In 1997 the amount paid by the managed dental centers to such laboratories was $133,448 of which $60,000 was advanced by Dental Care Alliance in 1996 and remains outstanding at December 31, 1998, while the amount paid for 1998 was $159,551. Dr. Matzkin owns 33.3% of the capital stock of Equipment Management Services, an equipment leasing company. Certain managed dental centers have entered into capitalized equipment leases with Equipment Management Services. Amounts paid by such managed dental centers to Equipment Management Services pursuant to such leases aggregated approximately $123,000 in 1997 and $94,230 in 1998. Dental Care Alliance believes that such arrangements are no less favorable to such managed dental centers than could have been obtained in arms-length transactions with unrelated third parties. In addition, Dr. Matzkin has personally guaranteed an aggregate of approximately $1.6 million of indebtedness of certain of the managed dental centers. Dental Care Alliance is currently negotiating with the lenders to whom Dr. Matzkin has given such guarantees to release Dr. Matzkin from his obligations thereunder and to cause Dental Care Alliance to guaranty such obligations.

         Pursuant to a Stockholder's Agreement among Dental Care Alliance and Dr. Matzkin, Mr. Smith, Mr. Raucci, the SRM 1993 Children's Trust and Crescent International Holdings, Inc. initially entered into in connection with the sale of Dental Care Alliance's Series A preferred stock in October 1996, each stockholder a party thereto received each of the following:

   o   "piggyback" registration rights;

   o a right of first refusal with respect to a greater than 50% share transfer by a stockholder prior to an initial public offering meeting certain conditions;

   o co-sale rights to participate on a pro rata basis in certain resales of Dental Care Alliance common stock by other stockholders party to the agreement (other than in connection with an initial public offering meeting certain conditions;

   o participation rights with respect to certain issuances of securities by Dental Care Alliance made prior to an initial public offering meeting certain conditions.

In addition, stockholders party to the agreement who are also directors of Dental Care Alliance, other than Dr. Matzkin, also were granted demand registration rights under the Stockholders' Agreement. Mitchell B. Olan has been granted certain "piggyback" registration rights with respect to an aggregate of 163,080 shares of Dental Care Alliance common stock pursuant to an agreement with Dental Care Alliance. Pursuant to Dr. Matzkin's employment agreement, upon termination of his employment for any reason, if Dental Care Alliance's securities are then publicly traded, Dr. Matzkin has the right to request that Dental Care Alliance register any or all of Dental Care Alliance common stock then owned by Dr. Matzkin.

         Upon consummation of the mergers, each affiliate of InterDent, including the above-mentioned stockholders, will receive, with respect to the shares issued to such affiliates pursuant to the mergers and the shares issuable upon exercise of options and warrants held by such affiliates, (a) "piggyback" registration rights, and (b) one demand registration right per calendar year. InterDent will, however, be obligated to effect no more than one demand registration during any calendar year. Upon a request for a demand registration by any affiliate, all other affiliates will be entitled to participate in such registration with all other affiliates electing to participate pro rata on the basis of the number of registrable shares held by each participating affiliate. Further, the combined company will not be required to cause a registration under the above-described demand registration rights unless the aggregate offering price of all registrable shares to be registered pursuant to such demand registration rights, before deduction of underwriting discounts and commissions exceeds $5,000,000.

         For information regarding employment agreements with certain executive officers and directors, see "--Employment Agreements." Dental Care Alliance has adopted a policy whereby all transactions between Dental Care Alliance and one or more of its affiliates must be approved in advance by a majority of Dental Care Alliance's disinterested directors.

         The Company has adopted a policy whereby all transactions between the Company and one or more of its affiliates must be approved in advance by a majority of the Company disinterested directors.

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